Form 10QSB
period 2000-06-30
ETELCHARGE COM INC
filed 2000-08-14
CIK 1112682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number 000-30479


                               eTELCHARGE.com, INC
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                             75-2847694
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                          Identification No.)

                               eTELCHARGE.com, INC
                         407 N. CEDAR RIDGE, SUITE 342,
                            DUNCANVILLE, TEXAS 75116.
                                 (972) 298-3800

     (Address and telephone number of issuer's principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
   ----------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange act after the distribution of securities under a plan confirmed by a court.

Yes            No
   ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         Transitional Small Business Disclosure Format (check one):

Yes             No
   ----------

                              ETELCHARGE.COM, INC.


                                      INDEX


                                                                                        Page
                                                                                       Number
                                                                                     ----------
PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

        Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999                3

        Statements of Operations for the period from  June 7, 1999 (inception)
           to June 30, 1999 and the three months ended June 30, 2000 (unaudited)         4

        Statements of Operations for the period from  June 7, 1999 (inception)
           to June 30, 1999 and the six months ended June 30, 2000 (unaudited)           5

        Statements of Cash Flows for the period from  June 7, 1999 (inception)
           to June 30, 1999 and the six months ended June 30, 2000 (unaudited)           6

        Notes to Financial Statements                                                    7

      Item 2. Management's Discussion and Analysis or Plan of Operations                 8


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                                          9


SIGNATURES                                                                               9
EXHIBITS                                                                                10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                     (Unaudited)
                                                                                       June 30,        December 31,
                                                                                         2000              1999
                                                                                     ------------      ------------
Current assets
   Cash and cash equivalents                                                         $    254,218      $     30,988
   Receivable from shareholder                                                                 --             1,000
                                                                                     ------------      ------------

Total current assets                                                                      254,218            31,988

Equipment, net of accumulated depreciation of $300 (unaudited) and $0
    at June 30, 2000 and December 31, 1999, respectively                                    4,947             1,000

Proprietary rights, net of accumulated amortization
    of $12,250 (unaudited) and $1,750 at June 30, 2000 and
    December 31, 1999, respectively                                                        50,750            61,250
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $    309,915      $     94,238
                                                                                     ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Payable to related party                                                          $     24,500      $    101,000

Shareholders' equity (deficit)
  Common stock -- $.003 par value; 10,000,000 shares authorized; 9,622,637
    (unaudited) and 8,752,970 issued and outstanding
    at June 30, 2000 and December 31, 1999, respectively                                   28,868            26,259
  Additional paid-in capital                                                              377,241            (6,620)
  Deficit accumulated during the development stage                                       (120,694)          (26,401)
                                                                                     ------------      ------------

Total shareholders' equity (deficit)                                                      285,415            (6,762)
                                                                                     ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 $    309,915      $     94,238
                                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        Period from         Three
                                                       June 7, 1999         months
                                                      (inception) to        ended
                                                           June 30,        June 30,
                                                            1999             2000
                                                       -------------     -------------
Revenue                                                $          --     $          --

General and administrative expenses                           23,139            60,983
                                                       -------------     -------------

Net loss from operations                                      23,139            60,983

Other income                                                      --               185
                                                       -------------     -------------

Net loss before provision for income taxes                    23,139            60,798

Income tax provision                                              --                --
                                                       -------------     -------------

Net loss                                               $      23,139     $      60,798
                                                       =============     =============

Loss per common share attributable to
   common stockholders
      Basic and Fully Diluted                          $        0.00     $        0.01


Weighted average common shares outstanding                 6,100,000         9,354,037



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Period from         Six            Period from
                                                      June 7, 1999        months          June 7, 1999
                                                     (inception) to       ended          (inception) to
                                                       June 30,          June 30,          June 30,
                                                         1999              2000              2000
                                                     -------------     -------------     -------------
Revenue                                              $          --     $          --     $          --

General and administrative expenses                         23,139            96,123           122,523
                                                     -------------     -------------     -------------

Net loss from operations                                    23,139            96,123           122,523

Other income                                                    --             1,829             1,829
                                                     -------------     -------------     -------------

Net loss before provision for income taxes                  23,139            94,294           120,694

Income tax provision                                            --                --                --
                                                     -------------     -------------     -------------

Net loss                                             $      23,139     $      94,294     $     120,694
                                                     =============     =============     =============

Loss per common share attributable to
   common stockholders
      Basic and Fully Diluted                        $        0.00     $        0.01


Weighted average common shares outstanding               6,100,000         8,900,170

    The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                              Period from           Six            Period from
                                                              June 7, 1999         months          June 7, 1999
                                                             (inception) to        ended          (inception) to
                                                                June 30,          June 30,            June 30,
                                                                  1999              2000                2000
                                                              -------------     -------------      -------------
Cash flows from operating activities
   Net loss                                                   $     (23,139)    $     (94,294)     $    (120,694)
   Non-cash charges included in operations
      Initial issuance of common stock for services                  23,139                --             23,139
      Depreciation and amortization                                                    10,800             12,550
                                                              -------------     -------------      -------------

         Net cash used in operating activities                           --           (83,494)           (85,005)
                                                              -------------     -------------      -------------

Cash flows from investing activities
   Purchase of fixed assets                                              --            (4,246)            (5,247)
                                                              -------------     -------------      -------------


Cash flows from financing activities
   Proceeds from issuance of common stock                                --           386,470            435,470
   Payments on payable to related party                                  --           (76,500)           (92,000)
   Cash received on receivable from shareholder                          --             1,000              1,000
                                                              -------------     -------------      -------------

         Net cash provided by financing activities                       --           310,970            344,470
                                                              -------------     -------------      -------------

Increase (decrease) in cash                                              --           223,230            254,218

Beginning cash                                                           --            30,988                 --
                                                              -------------     -------------      -------------

Ending cash                                                   $          --     $     254,218      $     254,218
                                                              =============     =============      =============

Supplemental schedule of non-cash financing activities:

         Issuance of common stock in exchange for
              receivable from shareholder                     $          --     $          --      $       1,000
                                                              =============     =============      =============

         Issuance of payable to related party in exchange
              for proprietary rights                          $          --     $          --      $     116,500
                                                              =============     =============      =============

Supplemental schedule of cash flows:

         Cash paid during the period for:
              Interest                                        $          --     $          --      $          --
                                                              =============     =============      =============

              Income taxes                                    $          --     $          --      $          --
                                                              =============     =============      =============



    The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1. HISTORY AND ORGANIZATION

Etelcharge.com, Inc. (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the internet to their telephone bill. The Company is in the process of raising equity financing to fund its future operations. As such, the Company is considered to be in the development stage.

2. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10SB for the year ended December 31, 1999.

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended June 30, 2000 are not necessarily indicative of the results which can be expected for the entire year.


3. SHAREHOLDERS' EQUITY (DEFICIT)

During the three month period ending June 30, 2000, the Company raised $356,470 in cash proceeds through the issuance of shares of common stock.


4. PAYABLE TO RELATED PARTY

During the three and six month periods ending June 30, 2000, the Company made payments on note from a related party of $51,000 and $76,500 respectively.

Item 2. Management's Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Material Changes in Results of Operations

The Company is a start up enterprise with no material operations to date and although it is in an early stage of development it is not contemplating or seeking any merger partners.

Management anticipates that revenues for the Company will be generated from online retailers, manufacturers and consumers. Merchants will be charged an annual membership of $250 U.S. Dollars, a billing discount fee of 5% to 8% of the purchase price, not including taxes or other added charges and a 15 cent ($0.15) per transaction charge. Consumers will incur a 10% service fee and a ten dollar ($10.00) annual fee. The costs of telecommunications for the Company include: (1) AT&T's billing and collection charge of 8%, which is adjustable to 5% of the total charge of the call upon an increase in sales volume; and (2) 45 cents per transaction for AT&T's transport and service bureau switching. Management believes it will be able to leverage the telecom traffic of eTelecharge.com to negotiate a lower billing rate within six to nine months.

Furthermore, the Company will implement a six phase program to accomplish its goal of market dominance. Phase I involved developing the idea into a completely workable concept, which the Company has already accomplished. Phase II involved incorporating etelcharge.com, which the Company has successfully done. Additionally, in this phase, the Company anticipates entering into market affiliate agreements to generate market awareness and usage of its cybernetic billing icon. The Company will also implement its advertising plan of issuing press releases to related trade publications, general interest media publications, print media and Internet media, including Pizza Marketing Quarterly, Digitrends, Current Technology, Super Floral, Atlantic Unbound Books, Pizza Today, Net Commerce.

Phase III, which the Company anticipates implementing over the next two years, involves making adjustments and improvements in its initial product software developments and marketing. In order to identify the areas that need improvement, the Company anticipates it will meet with its first online retailers and AT&T, and further conduct online consumer interviews. In 2001, the company will implement Phase IV of its plan, which involves offering its system to over 1,000 online retailers. Furthermore, the Company anticipates it will secure an agreement with one or more of the major online retailers such as amazon.com, barnesandnoble.com, borders.com, buysoftware.com, albertsons.com, food.com, dominicks.com, kroger.com, safeway.com, cdnow.com, movielink.com, and videosnow.com. The Company will also unveil its billing system at industry affiliated trade shows, and increase press releases to national and global media. In 2002, the Company anticipates beginning Phase V of the plan by focusing on expanding its network on the global level. This plan includes reinforcing the Company's premier national ""good cause" marketing strategy and increasing presentations at industry affiliated trade shows. The final phase of the plan, Phase VI, has been earmarked for consumer growth and will begin in 2003. The Company plans to enter into agreements with every established online merchant, with the goal that its billing system will be used to purchase goods online as frequently, if not more so, than credit cards.

The initiation of all of the Company's plans is dependent upon the Company raising sufficient working capital to allow the Company to begin operations on a day to day basis, however there can be no assurance that the Company will be successful in doing so. Due to the lack of capital and the Company's need for working capital to initiate its business plan the Company's auditors have issued a going concern paragraph as part of their audit option for the Company's financial statement at and for the period ended December 31, 1999. The Company has generated no revenues since its inception and during the six months ended June 30, 2000 incurred a net loss of $94,294. The Company's cash used in operations has been generated through the issuance of its common shares. Total cash proceeds for the issuance of common shares totalled $386,470 for the six months ended June 30, 2000. The Company used $76,500 to pay down a note payable to a related party which was incurred in connection with the acquisition of certain proprietary rights.

                                     PART II

Item 6.    Exhibits and Reports on Form 8-K.


       Exhibit             Description
       -------             -----------
        27.1               Financial Data Schedule



                                   SIGNATURES

         In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

                                             eTELCHARGE.com, Inc.


Date August 14, 2000                         By  /s/ CARL O. SHERMAN, SR.
                                               --------------------------------
                                               Carl O. Sherman, Sr., President

                                  EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

27.1           Financial Data Schedule

