Form 10QSB
period 2000-09-30
ETELCHARGE COM INC
filed 2000-11-14
CIK 1112682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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

Yes [X]  No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange act after the distribution of securities under a plan confirmed by a court.

Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,697,637 as of September 30, 2000.


         Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [ ]
                              eTELCHARGE.COM, INC.


                                      INDEX


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999                      2

       Statements of Operations for the three months ended September 30, 1999
          and the three months ended September 30, 2000 (unaudited)                                3

       Statements of Operations for the period from June 7, 1999 (inception) to
          September 30, 1999 and the nine months ended September 30, 2000
          (unaudited)                                                                              4

       Statements of Cash Flows for the period from June 7, 1999 (inception) to
          September 30, 1999 and the nine months ended September 30, 2000
          (unaudited)                                                                              5

       Notes to Financial Statements                                                               6

    Item 2. Management's Discussion and Analysis or Plan of Operations.                            7


PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                      9


SIGNATURES                                                                                         9
EXHIBITS                                                                                          10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              eTELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS


                                                                                   September 30,   December 31,
                                                                                       2000           1999
                                                                                   -------------   ------------
Current assets
   Cash and cash equivalents                                                         $ 201,366      $  30,988
   Receivable from shareholder                                                              --          1,000
                                                                                     ---------      ---------

Total current assets                                                                   201,366         31,988

Equipment, net of accumulated depreciation of $2,250 (unaudited)
   and $0 at September 30, 2000 and December 31, 1999, respectively                     30,845          1,000

Proprietary rights, net of accumulated amortization of
   $17,500 (unaudited) and $1,750 at September 30, 2000
   and December 31, 1999, respectively                                                  45,500         61,250
                                                                                     ---------      ---------

TOTAL ASSETS                                                                         $ 277,711      $  94,238
                                                                                     =========      =========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Payable to related party                                                          $   2,500      $ 101,000
   Payroll liabilities                                                                  11,510             --
                                                                                     ---------      ---------

Total current liabilities                                                               14,010        101,000

Shareholders' equity (deficit)
  Common stock -- $.003 par value; 10,000,000 shares authorized; 9,697,637
    (unaudited) and 8,752,970 issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively                           29,093         26,259
  Additional paid-in capital                                                           489,516         (6,620)
  Deficit accumulated during the development stage                                    (254,908)       (26,401)
                                                                                     ---------      ---------

Total shareholders' equity (deficit)                                                   263,701         (6,762)
                                                                                     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                 $ 277,711      $  94,238
                                                                                     =========      =========


   The accompanying notes are an integral part of these financial statements.

                              eTELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  Three           Three
                                               months ended    months ended
                                               September 30,   September 30,
                                                   1999            2000
                                               -------------   -------------
Revenue                                        $         --     $       --

General and administrative expenses                      --        134,569
                                               ------------     ----------
Net loss from operations                                 --        134,569

Other income                                             --            355
                                               ------------     ----------

Net loss before provision for income taxes               --        134,214

Income tax provision                                     --             --
                                               ------------     ----------

Net loss                                       $         --     $  134,214
                                               ============     ==========

Loss per common share attributable to
   common stockholders
     Basic and fully diluted                   $        .00     $      .01

Weighted average common shares outstanding        6,100,000      9,673,804

   The accompanying notes are an integral part of these financial statements.

                              eTELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                               Period from       Nine        Period from
                                              June 7, 1999      months       June 7, 1999
                                             (inception) to     ended       (inception) to
                                              September 30,  September 30,  September 30,
                                                  1999           2000           2000
                                              -------------  -------------  -------------
Revenue                                        $       --     $       --     $       --

General and administrative expenses                23,139        230,692        257,092
                                               ----------     ----------     ----------

Net loss from operations                           23,139        230,692        257,092

Other income (expenses)                                --          2,184          2,184
                                               ----------     ----------     ----------

Net loss before provision for income taxes         23,139        228,508        254,908

Income tax provision                                   --             --             --
                                               ----------     ----------     ----------

Net loss                                       $   23,139     $  228,508     $  254,908
                                               ==========     ==========     ==========

Loss per common share attributable to
   common stockholders
     Basic and fully diluted                   $      .00     $      .03


Weighted average common shares outstanding      6,100,000      9,055,826


   The accompanying notes are an integral part of these financial statements.

                              eTELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Period from       Nine         Period from
                                                             June 7, 1999       months      June 7, 1999
                                                            (inception) to      ended       (inception) to
                                                            September 30,    September 30,  September 30,
                                                                 1999            2000           2000
                                                            --------------   -------------  -------------
Cash flows from operating activities
   Net loss                                                 $     (23,139)    $(228,508)     $(254,908)
   Non-cash charges included in operations
     Initial issuance of common stock for services                 23,139            --         23,139
     Depreciation and amortization                                     --        18,000         19,750
   Change in accrued liabilities                                       --        11,510         11,510
                                                            -------------     ---------      ---------

       Net cash used for operating activities                          --      (198,998)      (200,509)
                                                            -------------     ---------      ---------

Cash flows from investing activities
   Purchase of fixed assets                                            --       (32,094)       (33,095)
                                                            -------------     ---------      ---------


Cash flows from financing activities
   Proceeds from issuance of common stock                              --       498,970        547,970
   Payments on payable to related party                                --       (98,500)      (114,000)
   Cash received on receivable from shareholder                        --         1,000          1,000
                                                            -------------     ---------      ---------

       Net cash provided by financing activities                       --       401,470        434,970
                                                            -------------     ---------      ---------

Increase (decrease) in cash                                            --       170,378        201,366

Beginning cash                                                         --        30,988             --
                                                            -------------     ---------      ---------

Ending cash                                                 $          --     $ 201,366      $ 201,366
                                                            =============     =========      =========

Supplemental schedule of non-cash financing activities:

       Issuance of common stock in exchange for
         receivable from shareholder                        $          --     $      --      $   1,000
                                                            =============     =========      =========

       Issuance of payable to related party in
         exchange for proprietary rights                    $          --     $      --      $ 116,500
                                                            =============     =========      =========

Supplemental schedule of cash flows:

       Cash paid during the period for:
         Interest                                           $          --     $      --      $      --
                                                            =============     =========      =========

         Income taxes                                       $          --     $      --      $      --
                                                            =============     =========      =========


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

2. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 1999.

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2000 are not necessarily indicative of the results which can be expected for the entire year.


3. SHAREHOLDERS' EQUITY (DEFICIT)

During the three and nine month period ending September 30, 2000, the Company raised $112,500 and $498,200, respectively, in cash proceeds through the issuance of common stock.


4. PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During the three and nine month periods ending September 30, 2000, the Company made payments on note from a related party of $22,000 and $98,500, respectively.


5. GOING CONCERN

     The Company is in the development stage and has incurred only expenses to date. The Company's ability to execute its business plan is dependent on its ability to continue to raise funding (primarily through equity issuances) as necessary. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Quarterly Report on Form 10-QSB contains certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar intent, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The Company is a start up enterprise with no material operations to date and although it is in an early stage of development it is not contemplating seeking any merger partners.

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

Phase III, which the Company anticipates implementing over the next two years, involves making adjustments and improvements in its initial product software developments and marketing. In order to identify the areas that need improvement, the Company anticipates it will meet with its first online retailers and AT&T, and further conduct online consumer interviews. In 2001, the Company will implement Phase IV of its plan, which involves offering its system to over 1,000 online retailers. Furthermore, the Company anticipates it will secure an agreement with one or more of the major online retailers such as amazon.com, barnesandnoble.com, borders.com, buysoftware.com, albertsons.com food.com, dominicks.com, kroger.com, safeway.com, cdnow.com, movielink.com, and videosnow.com. The Company will also unveil its billing system at industry affiliated trade shows, and increase press releases to national and global media. In 2002, the Company anticipates beginning Phase V of the plan by focusing on expanding its network on the global level. This plan includes reinforcing the Company's premier national "good cause" marketing strategy and increasing presentations at industry affiliated trade shows. The final phase of the plan Phase VI, has been earmarked for consumer growth and will begin in 2003. The Company plans to enter into agreements with every established online merchant, with the goal that its billing system will be used to purchase goods online as frequently, if not more so, than credit cards.

The initiation of all of the Company's plans is dependent upon the Company raising sufficient working capital to allow the Company to begin operations on a day to day basis, however there can be no assurance that the Company will be successful in doing so. Due to the lack of capital and the Company's need for working capital to initiate its business plan the Company's auditors have issued a going concern paragraph as part of their audit option for the Company's financial statement at and for the period ended December 31, 1999. The Company has generated no revenues since its inception and during the nine months ended September 30, 2000 incurred a net loss of $228,508. The Company's cash used in operations has been generated through the issuance of its common shares. Total cash proceeds for the issuance of common shares totaled $498,970 for the nine months ended September 30, 2000. The Company has used $98,500 to pay down a note payable to a related party which was incurred in connection with the acquisition of certain proprietary rights.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

Exhibit   Description

27.1      Financial Data Schedule




                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             eTELCHARGE.COM, Inc.



Date:   November 13, 2000                    By  /s/ CARL O. SHERMAN
                                                --------------------------------
                                                Carl O. Sherman, Sr., President

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
27.1                       Financial Data Schedule