Form 10KSB
period 2000-12-31
ETELCHARGE COM INC
filed 2001-04-12
CIK 1112682

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000
                                           -----------------

         Commission file number   000-30479
                                  ---------

                              eTELCHARGE.COM, INC.
                 (Name of Small Business Issuer in its Charter)

                NEVADA                                     75-2847699
     (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

                               eTELCHARGE.COM, INC
                         407 N. CEDAR RIDGE, SUITE 342,
                            DUNCANVILLE, TEXAS 75116.
                                 (972) 298-3800
     (Address and telephone number of issuer's principal executive offices)

                   Securities under Section 12(b) of the Act:

                                      None

             Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.003 Par Value

Check whether the issuer (1) field all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             State issuer's revenues for its most recent fiscal year
                                      None
                     -------------------------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act)

                                    $558,925
                      -------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                               10,137,362 shares
                     -------------------------------------

Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). N/A

           Transitional Small Business Disclosure Format (Check one):

                                  Yes  X    No
                                      ---      ---

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS.

HISTORY

         eTELCHARGE.com, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 De Soto, Texas 75115. The Company has an Internet web site, www.etelcharge.com..

THE BUSINESS

         The Company was incorporated to launch a nationwide telephone 900 billing solution for items purchased over the World Wide Web. The Company has been in a development stage since its inception. The primary goal of the Company is to provide Internet consumers with an alternative method of billing many of their purchases over the Internet. Currently most consumers use a main credit card to make purchases off the Internet believing that their transaction is private and that their use of their credit card is secure. However, as the news media has pointed out on numerous occasions, web sites have been compromised by computer hackers who seem to have an uncanny ability to circumvent security systems and access peoples credit card numbers. Consequently an alternative to using credit cards which is also secure needs to be found. It is this need that the Company is attempting to address.

         For more than five (5) years, the Company's management has worked with AT&T to build a 900 billing solution that will allow customers nationwide to charge directly to their phone bills targeted goods or services purchased over the Internet. The Company has targeted the following goods as those goods that may be purchased through its billing system initially: CD's (music, software, and games), tapes (movies, music, motivational, and instructional), books, flowers, and all areas of food classification. It is the intent of the Company to expand the number of categories for its billing services as the Company grows. The Company's billing system is built using proven and tested scalable software technology. The key outcome of the Company's system is that the consumer will use a single use number which will allow payment to a vendor but which cannot be used for follow on purchases by any third parties, including computer hackers who may compromise the Company's Web Site.

         The Company is currently seeking the funding necessary to allow the Company to evolve from its development stage and begin operations including the active marketing of its services.

         MARKETING STRATEGY

         Management's primary objective is to propel the Company into a prominent online market position. To this end, the Company has developed a comprehensive plan to intensify and accelerate its marketing and sales activities, product development, service expansion, computer programming, and customer service.

         MARKET DEFINITION - It is estimated online consumers purchased $13 billion dollars worth of goods and services in 1998. The market for music, software, videos, books, food and flowers, the Company's target goods, comprised a substantial share of this estimate. Currently, thirty-five percent (35%) of online users refuse to use their credit cards for purchases over the Internet; in 1998, these users accounted for approximately $4.5 billion dollars of the estimated sales of goods and services. Thus, the Company is poised to capture a significant portion of this market by having the sole AT&T endorsed billing contract with an alternative payment system that allows users to charge their purchases directly to their monthly telephone bill. According to market research and industry sources, the overall book, music, and video market for the eCommerce industry is projected to continue to be the fastest growing segment.

         CUSTOMER PROFILE - The Company's target market includes online shoppers who do not have a credit card, or who prefer not to use a credit card, and desire a safe and easy payment alternative. The typical customer for our product is someone who is reluctant to transmit his/her personal credit card information over the Internet and currently uses the Internet to compare prices. Our research shows that the typical profile for an online buyer is that he is an affluent (with an annual income exceeding $75,000) Caucasian male. Furthermore, online shoppers are composed of 79% male and 21% female; the average male is 38 years old, while his female counterpart is usually 37 years old. The average purchase for a male is $176, while the average purchase for a female is $93. Additionally, 42% of online male shoppers have a Masters degree, as compared to 34% of female online shoppers. In 2000, these figures are projected to change; females will constitute 52% of online shoppers and 80% of online transactions will be for purchases under $10.

         MARKETING PLAN - The Company will utilize the push to pull marketing strategy, focusing on two markets: first, Management plans to introduce the cybernetic billing solution to online retailers; secondly, Management will promote the Company's casual, safe and easy billing solution to online shoppers. The Push Phase will involve a co-marketing campaign with Service One and Ohgolly.com, which will resell the Company's billing system to their existing and prospective clients.

         The Company's sales strategy includes a media blitz to millions of email addresses in North America announcing the Company's billing system. These press releases will inform the online user of the online retailers who accept the Company's billing system, while encouraging the user to request their favorite online retailers to participate in the Company's network.

         Management has identified four phases to promote the Company's billing system: (1) establish strategic alliances with Internet web creation companies;
(2) market directly to online retailers; (3) solicit online shoppers directly via email to demand the Company's alternative payment solution from their favorite online retailers; and (4) execute an affiliate program with trade publications using Internet banners to generate traffic from the proprietors of the industries the Company targets. For the Company's business clients, Management anticipates using business client testimonials published in targeted trade journals and magazines offline and online.

         Management contemplates selling its billings system through several channels, including ecommerce online menus, retail music store web sites, cyberspace hubs hosting menus for ecommerce, publication distribution channels, retail book stores, movie distribution channels, cable networks, local movie stores, and online florist networks. Currently, the Company has established relationships with the following distributors to distribute its billing system:
Consumer Data Solutions Corporation, Service One, IPO Klub, Inc. (an affiliate of Roma Foods), and Ohgolly.com.

         Management further anticipates developing an advertising campaign built around the security advantages of its product. Two basic themes for press releases are: (1) the interest and focus of security concerns of online shoppers; and (2) "good cause" Kid Care benefits from each transaction (a portion of each transaction will be given to a charitable organization). These media releases will be sent to related trade publications and general interest media publications. For the next year, advertising and promotion will require $300,000; on an ongoing basis, the company will budget its advertising investment as a significant percentage of total sales. The Company will target the following trade publications in print media and Internet media: Digitrends, Current Technology, Super Floral, Atlantic Unbound Books, Pizza Today, Net Commerce. The Company anticipates at least $3,000,000 in sales generated from its publicity and $42,000,000 throughout various direct marketing channels over the next five years.

         The top business concern and limitation that the Company faces is a change in local phone company billing policies that effect its ability to charge transactions directly to a consumer's monthly telephone bill. However, the Company has agreed to work with AT&T on a joint effort in utilizing AT&T's click and charge technology, Click AT&T, to provide the Company's management an opportunity to test the performance of the direct AT&T billing compared to local phone company billing. This plan provides the Company and its potential customers a reliable transition for all billing services.

         The Company also recognizes an additional economic risk involving default in payments from consumers. To guard against this risk, the Company will establish and manage a charge back account, to which the Company will set aside a nonrefundable amount, approximately 5% of sales, that will be allotted to each online retail merchant.

PRODUCTS AND SERVICES

         The Company's product and services include its casual, safe and easy billing system, reliable telemedia network, and responsive customer service.

         BILLING SYSTEM - The Company's billing system was introduced as the alternative charging option for the nations $13 billion dollar ecommerce segment. An online consumer will simply click on the Company's cybernetic icon to purchase a targeted good (CDs, tapes, books, flowers, and food) over the Internet, and the purchase will be automatically charged to the customer's phone bill utilizing the patent pending AT&T Vari-A-Bill system.

         TELEMEDIA NETWORK - The Company has contracted with AT&T to obtain AT&T's services to provide support to all transport traffic while continuing to provide the Company with online viewing capability of all sales moment by moment. This capability will provide the targeted industries with a factual way of monitoring the impact of any electronic marketing blitz as it occurs.

         CUSTOMER SERVICE - The Company has identified the need for timely member support and follow-up. Therefore, each online retailer will be assigned a liaison at company headquarters; this individual will have the specific responsibility of assisting retailers with any and all inquiries. Special telephone conferences between the Company and the liaisons will identify recurring problems and solutions will be implemented to streamline operations.

SIZE OF MARKETS SERVED

         By the end of 1998, sales over the Internet reached $13 billion dollars and is projected to surpass $300 billion dollars in the next four years. This trend is expected to accelerate as the Internet is growing at a rate of one new user every 1.67 seconds. As recorded by eStats, between 1997 and 1998, the Internet grew by 19 million users in the United States, from 28 million in December 1997 to 47 million by December 1998. This growth in Internet use in the United States alone equates to: 36 new users every minute, 2,166 every hour, 52,000 every day, 365,000 every week and 1.58 million new users every month.

The Internet has reached approximately 18%, or nearly one in five U.S. homes. These figures do not account for Internet users worldwide.


COMPETITION

         The Company competes in the eCommerce market with the following entities:(1) eCharge provides a similar service, but is limited in the United States for services only, and require a different 900 number/icon for every possible price; (2) iBill and Secure Bill, provides a similar billing service, but is limited to the purchase of services and requires customers to dial the 900 number provided, obtain a PIN, and enter the PIN number to make a purchase final; (3) Click AT& T, with which the Company's management has agreed to a joint effort in utilizing their click and charge technology for a select market segment. AT&T's Internet billing differs from the Company's in that AT&T will bill the consumers separately from the consumer's local phone bill.

         Notwithstanding this competition, the Company believes its billing system provides more features and has superior performance than its competitors. The Company addresses the most important needs of the online community by providing its customers with a turnkey privacy and security solution to charge purchases over the Internet to their phone bill. If the customer has never downloaded the cybernetic JAVA based plug-in, it will download automatically once the customer clicks on the Company's icon, electing to bill the purchase to his phone bill at the check out counter of the eCommerce page. The program will automatically invoke the total from the online shopping cart to the consumers phone bill, utilizing the AT&T's patent pending Vari-A-Bill system. The online shopper is then reconnected back to the Internet.

PATENTS, TRADEMARKS, SERVICE MARKS, LICENSES

         The Company is a new enterprise and has not filed or been the subject of any bankruptcy proceedings. The Company has not been awarded any registrations or patents. However, the Company anticipates filing the name Etelcharge(sm) as a service mark sometime in the near future.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE BUSINESS

         There are no governmental regulations on the conduct of the Company's business other than the normal and usual governmental regulations affecting all businesses. The primary market for the Company's services are consumers who use the Internet for shopping. Therefore, the Company's customers are the subject of numerous governmental statistics and regulations, which are designed to protect consumers from poor or illegal business practices. Because the Company supplies only a billing service it is anticipated that the Company will not be affected by consumer statutes and regulations.

EMPLOYEES

         The Company has 18 full-time employees at its De Soto facility and retains specialists as consultants in various fields of expertise.

ENVIRONMENTAL COMPLIANCE

         As a services Company, eTelcharge.com has not spent any material amounts of capital or time in compliance with any federal, state or local environmental laws.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company rent's its offices located at 1636 N. Hampton Rd., Suite 270, De Soto, Texas. The lease is for a three year term beginning August 1, 2000 and calls for a level annual lease payment of $12,000 for the approximately 1,500 square feet the Company occupies.


ITEM 3.  LEGAL PROCEEDINGS.

         As of the date of this report there are no legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company requested its Shareholders approve an amendment to the Company's Articles of Incorporation whereby the authorized number of common shares would be increased from 10,000,000 to 50,000,000 shares. The shareholders by a majority vote approved the amendment by written ballot.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTES.

         The Company does not currently have its shares listed on any exchange but has applied through a market maker to have it's shares listed on the NASD Over The Counter Bulletin Board. Based upon conversations with its Market Maker Management believes that the Company's application will be approved sometime in April 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Annual Report on Form 10-KSB contains certain "forward-looking" statements as such termis defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar intent, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

MATERIAL CHANGES IN RESULTS IN OPERATIONS

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


         Management believes it will be able to leverage the telecom traffic of eTeleCharge.com to negotiate a lower billing rate within six to nine months. Furthermore, the Company will implement a six phase program to accomplish its goal of market dominance. Phase I involved developing the idea into a completely workable concept, which the Company has already accomplished. Phase II involved incorporating eTelcharge.com, Inc., which the Company has successfully done. Additionally, in this phase, the Company anticipates entering into market affiliate agreements to generate market awareness and usage of its cybernetic billing icon.

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

          In 2002, the Company anticipates beginning Phase V of the plan by focusing on expanding its network on the global level. This plan includes reinforcing the Company's premier national "good cause" marketing strategy and increasing presentations at industry affiliated trade shows. The final phase of the plan Phase VI, has been earmarked for consumer growth and will begin in 2003. The Company plans to enter into agreements with every established online merchant, with the goal that its billing system will be used to purchase goods online as frequently, if not more so, than credit cards. The initiation of all of the Company's plans is dependent upon the Company raising sufficient working capital to allow the Company to begin operations on a day to day basis, however there can be no assurance that the Company will be successful in doing so. Due to the lack of capital and the Company's need for working capital to initiate its business plan the Company's auditors have issued a going concern paragraph as part of their audit option for the Company's financial statement at and for the period ended December 31, 2000.

         The Company generated a net loss of $480,757 for the year ended December 31, 2000 compared to a net loss of $26,401 for the period ended December 31, 1999. The majority of the increased loss was the result of the Company incurring payroll expenses of $185,448, professional fees of $144,280, and advertising expenses of $66,815 during the year ended December 31, 2000. The Company, as a development company, has generated no operating revenues as of December 31, 2000.

ITEM 7.  FINANCIAL STATEMENTS.

         Reference is made to the Index of Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements, Notes to Financial Statements which are listed in the Index of Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following are the Company's current Directors and Officers:

         CARL O. SHERMAN, President, CEO and Director, is a co-founder of the Company and has served as an executive officer and director of the company since its inception in 1999. Mr. Sherman is also currently the President and CEO of Consumer Data Solutions Corp., and has served in these capacities since 1993. Prior to his employment at Consumer Data Solutions Corp., Mr. Sherman was a Senior National Account Executive for Sprint Corporation Ltd from 1988 to 1993. From 1985 to 1988, Mr. Sherman served as President for Consumer Data Paper. Prior to this time, from 1985 to 1987, Mr. Sherman was employed as a Sprint Sales Representative for Advance Telemarketing Corporation.

         MICHELLE R. SHERMAN, has served as Director and Secretary for the Company since its inception in 1999. Ms. Sherman is currently employed at Consumer Data Solutions Corp. as an Operations Director and Account Executive, and has been likewise employed since July 1996. Prior to this position, Ms. Sherman was a Project Supervisor and Customer Service Representative for ATC, Inc./AT&T Universal Card Project from 1993 to August 1996.

         MARVIN PARISH has served as a director of the Company since 1999. From April 1997 to November 1999, Mr. Parish was employed as a Senior Vice President at Chase Manhattan Bank in Dallas, Texas. Prior to that time, Mr. Parish was employed by Nations Bank from July 1978 to March 1997. Mr. Parish began his career at Nations Bank as an Administrative Assistant and, after numerous promotions, left the bank when he held the position of Senior Vice President. Mr. Parish graduated with a Bachelor of Arts degree from Prairie View A&M University in 1975, with a concentration in management and economics.

         WILLIAM L. WIDMAN has held the position of CFO with the Company since 1999. Mr. Widman is primarily responsible for financial and accounting procedures. Since March of 1990, Mr. Widman has been self-employed as a management consultant and specializes in "turnaround management" for small and mid- size companies. As an independent consultant, Mr. Widman has served as an interim president of three companies since 1990. From 1984 to 1990, Mr. Widman held the position of President and CEO of City National Bank, in Houston, Texas, where his responsibilities included planning, developing, and directing the activities of the full service commercial bank. From 1980 to 1984, Mr. Widman was the Executive Vice President and Senior Lending Officer for InterFirst Bank, where Mr. Widman had direct responsibility for the management of the lending and credit administration divisions. From 1976 to 1980, Mr. Widman held the position of Executive Vice President for Century National Bank, where he was recruited to assist in rejuvenating the troubled bank. Mr. Widman's responsibilities also included directing the lending activities and bank operations. From 1964 to 1976, Mr. Widman was the Vice President and O.L.C. of the Branch Administration Division of the Bank of New York, Western Region. As Vice President and O.L.C., Mr. Widman planned and directed the activities of over twenty branch banking offices, and his responsibilities included lending, staffing, profitability and business development. In 1994, Mr. Widman filed for personal bankruptcy in the U.S. Bankruptcy Court for Southern District of Texas and was discharged the same year. Mr. Widman graduated from the State University of New York with a major in History and a minor in Business. He is a veteran of the United States Air Force.

         ROBERT PENN, is the Company's Vice President of Systems Administration and Chief Technology Officer, and has been employed in these capacities since December 1999. Prior to his employment with the Company, Mr. Penn held the position of Head Systems Administrator for Parks Associates from 1997 to 1999. From 1996 to 1997, Mr. Penn was employed as the General Manager of Mr. Jim's Restaurant. From May 1995 to November 1995, Mr. Penn worked as an Inventory Representative for an individual Wal-Mart Store location. Prior to this position, Mr. Penn occupied temporary positions through Kelly Services, Inc. from October of 1994 to May of 1995. From August 1992 to January 1993, Mr. Penn found temporary employment through Kelly Services, Inc. Prior to this period, Mr. Penn was employed as a Lab Technician for Dixico Inc. from 1988 to 1992. In 1995, Mr. Penn filed personal bankruptcy in the U.S. Bankruptcy Court for the Northern District of Texas and was discharged thereafter.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2000:

                           Summary Compensation Table

                                                                                    Awards
                                                                                  ----------
Name and                                                              Other       Restricted
Principal                                              (a)            Annual        Stock
Position                Year         Salary(1)        Bonus        Compensation   Awards(#)
------------------      ----        ----------        -----        ------------   ----------
Carl O. Sherman
President and CEO       2000        $40,540.61         --               --           40,000
                        1999                --         --               --          200,000

         (1) Mr. Sherman as CEO is the only officer or employee of the Company listed as no employee or officer of the Company received more than $100,000 in total compensation during the 2000 or 1999 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth the amount and nature of beneficial ownership of each of the executive officers and directors of the Company and each person known to be a beneficial owner of more than five percent (5%) of the issued and outstanding shares of the Company as of December 31, 2000. The table sets forth the information based on 10,137,362 common shares issued and outstanding as of December 31, 2000.

                                NAME & ADDRESS            AMOUNT AND NAME
                                OF BENEFICIAL              OF BENEFICIAL
TITLE OF CLASS                      OWNER                     OWNER            PERCENT OF CLASS
--------------                 -------------------        ----------------     ----------------
                               Carl O. Sherman or           6,118,212               60.04%
Common                         Michelle R. Sherman
Common                         James E. May                   616,120                 6.1%

         All executive officers and directors as a group hold a total of 6,734,332 shares or 66.14% of the issued and outstanding common stock of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None of the Company's directors or executive officers are involved in any ongoing related transactions. It should be noted however that two of the Company's officers; Carl Sherman, President and Michelle Sherman, Secretary are husband and wife. The Company purchased its billing system software from CDS who's major shareholders are Carl and Michelle Sherman.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         None

                                    Part F/S

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                        PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS .......................................................F2

FINANCIAL STATEMENTS

    Balance Sheets .......................................................................................F3

    Statements of Operations .............................................................................F4

    Statement of Changes in Shareholders' Equity (Deficit) ...............................................F5

    Statements of Cash Flows .............................................................................F7

    Notes to Financial Statements ........................................................................F8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of ETELCHARGE.COM, INC.

We have audited the accompanying balance sheets of ETELCHARGE.COM, INC. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETELCHARGE.COM, INC. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the development stage and has not generated revenue since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                    KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
March 22, 2001




                                      -F2-

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                December 31,     December 31,
                                                                                    2000             1999
                                                                                ------------     ------------
                                                    ASSETS
CURRENT ASSETS
   Cash                                                                           $  77,820        $  30,988
   Receivable from shareholder                                                           --            1,000
   Prepaid expenses                                                                   2,000               --
   Employee advances                                                                    535               --
                                                                                  ---------       ----------
     Total current assets                                                            80,355           31,988

PROPERTY & EQUIPMENT, net                                                            34,825            1,000

OTHER ASSETS
   Proprietary rights, net of accumulated amortization
     of $22,750 and $1,750 at December 31, 2000
     and 1999, respectively                                                          40,250           61,250
   Deposits                                                                           1,000               --
                                                                                  ---------       ----------
     Total other assets                                                              41,250           61,250
                                                                                  ---------       ----------
TOTAL ASSETS                                                                      $ 156,430       $   94,238
                                                                                  =========       ==========

                                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued compensation                                                           $  74,313       $       --
   Accounts payable                                                                  11,404               --
   Payable to related party                                                           4,000          101,000
   Accrued liabilities                                                               14,946               --
                                                                                  ---------       ----------
      Total current liabilities                                                     104,663          101,000

COMMITMENTS AND CONTINGENCIES (Notes C, D, and H)

SHAREHOLDERS' EQUITY (DEFICIT)
         Common stock: $.003 par value; 50,000,000 shares authorized;
                  10,137,362 and 8,752,970 shares issued and outstanding at
                  December 31, 2000 and 1999, respectively                           30,412           26,259
         Additional paid-in capital                                                 528,513           (6,620)
         Deficit accumulated during development stage                              (507,158)         (26,401)
                                                                                  ---------       ----------
                  Total shareholders' equity (deficit)                               51,767           (6,762)
                                                                                  ---------       ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                              $ 156,430       $   94,238
                                                                                  =========       ==========


The accompanying notes are an integral part of these financial statements.


                                      -F3-

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                              Period from      Period from
                                                                 Year         June 7, 1999     June 7, 1999
                                                                ended        (inception) to   (inception) to
                                                             December 31,     December 31,     December 31,
                                                                 2000             1999             2000
                                                             ------------    --------------   --------------
REVENUES                                                      $       --       $       --       $       --

GENERAL AND ADMINISTRATIVE EXPENSES                              482,237           26,401          508,638
                                                              ----------       ----------       ----------

     Net loss from operations                                    482,237           26,401          508,638

OTHER INCOME                                                       1,480               --            1,480
                                                              ----------       ----------       ----------

     Net loss before provision for income taxes                  480,757           26,401          507,158

PROVISION FOR INCOME TAXES                                            --               --               --
                                                              ----------       ----------       ----------

     Net loss                                                 $  480,757       $   26,401       $  507,158
                                                              ==========       ==========       ==========

Net loss per share - basic and diluted                        $     0.05       $     0.00
                                                              ==========       ==========

Weighted average shares outstanding - basic and diluted        9,168,149        7,821,431
                                                              ==========       ==========


The accompanying notes are an integral part of these financial statements.

                                      -F4-

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                             Common Stock
                                       -------------------------      Additional
                                       Number of                        Paid-in       Accumulated
                                        Shares          Amount          Capital         Deficit            Total
                                       ---------       ---------      ----------      -----------        ---------
Initial issuance of common stock
   for services (June 7, 1999)
   (Note E)                            7,712,970       $  23,139       $      --        $      --        $  23,139

Deemed distribution related to
   purchase of asset from
   affiliate (Note D)                         --              --         (53,500)              --          (53,500)
Issuance of common stock for
   cash (November 27, 1999)              400,000           1,200           8,800               --           10,000

Issuance of common stock for
   cash (December 10, 1999)               40,000             120           9,880               --           10,000

Issuance of common stock for
   cash and receivable
   (December 17, 1999)                   600,000           1,800          28,200               --           30,000

Net loss for period                           --              --              --          (26,401)         (26,401)
                                       ---------       ---------       ---------        ---------        ---------

Balance at December 31, 1999           8,752,970          26,259          (6,620)         (26,401)          (6,762)

Issuance of common stock
   for cash (January 14, 2000)            36,667             110           5,390               --            5,500

Issuance of common stock
   for cash (January 28, 2000)            20,000              60           9,910               --            9,970

Issuance of common stock
   for cash (February 7, 2000)           240,000             720          11,280               --           12,000

Issuance of common stock
   for cash (March 14, 2000)              10,000              30           2,470               --            2,500

Issuance of common stock
   for cash (April 13, 2000)             368,000           1,104          62,896               --           64,000

Issuance of common stock
   for cash (June 30, 2000)              195,000             585         291,915               --          292,500

Issuance of common stock
   for cash (numerous
   transactions during quarter
   ended September 30, 2000)              75,000             225         112,275               --          112,500


The accompanying notes are an integral part of this financial statement.

                                      -F5-

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


       STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT) - CONTINUED


                                             Common Stock
                                      --------------------------       Additional
                                       Number of                         Paid-in        Accumulated
                                        Shares           Amount          Capital          Deficit            Total
                                      ----------       ----------      -----------      -----------        ----------
Issuance of commons stock
   for services at fair value
   (December 10, 2000)                    21,050               63           31,512               --            31,575

Issuance of common stock
   in connection with capital
   raising (December 10, 2000)           350,000            1,050               --               --             1,050

Issuance of common stock
   for cash (December 31, 2000)            5,000               15            7,485               --             7,500

Adjustment to original
   share issuance                         63,675              191               --               --               191

Net loss for year                             --               --               --         (480,757)         (480,757)
                                      ----------       ----------       ----------       ----------        ----------
Balance at December 31, 2000          10,137,362       $   30,412       $  528,513       $ (507,158)       $   51,767
                                      ==========       ==========       ==========       ==========        ==========


The accompanying notes are an integral part of these financial statements.


                                      -F6-

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                             Period from       Period from
                                                                Year         June 7, 1999      June 7, 1999
                                                               ended        (inception) to    (inception) to
                                                             December 31,     December 31,      December 31,
                                                                2000             1999              2000
                                                             ------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(480,757)       $ (26,401)       $(507,158)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                               25,806            1,750           27,556
      Issuance of common stock for services and other             32,816           23,139           55,955
   Changes in:
      Employee advances                                             (535)              --             (535)
      Prepaid expenses                                            (2,000)              --           (2,000)
      Other assets                                                (1,000)              --           (1,000)
      Accounts payable                                            11,404               --           11,404
      Accrued compensation                                        74,313               --           74,313
      Accrued liabilities                                         14,946               --           14,946
                                                               ---------        ---------        ---------

   Net cash used in operating activities                        (325,007)          (1,512)        (326,519)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            (38,631)          (1,000)         (39,631)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                  506,470           49,000          555,470
     Payments on payable to related party                        (97,000)         (15,500)        (112,500)
   Cash received on receivable from shareholder                    1,000               --            1,000
                                                               ---------        ---------        ---------
   Net cash provided by financing activities                     410,470           33,500          443,970
                                                               ---------        ---------        ---------

   INCREASE IN CASH                                               46,832           30,988           77,820

Beginning cash                                                    30,988               --               --
                                                               ---------        ---------        ---------

Ending cash                                                    $  77,820        $  30,988        $  77,820
                                                               =========        =========        =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
   Issuance of common stock in exchange for receivable
     from shareholder                                          $      --        $   1,000        $   1,000
                                                               =========        =========        =========
   Issuance of payable to related party in exchange for
     proprietary rights                                        $      --        $ 116,500        $ 116,500
                                                               =========        =========        =========
SUPPLEMENTAL SCHEDULE OF CASH FLOWS:
   Cash paid during the period for:
     Interest                                                  $      --        $      --        $      --
                                                               =========        =========        =========
     Income taxes                                              $      --        $      --        $      --
                                                               =========        =========        =========


The accompanying notes are an integral part of these financial statements.



                                      -F7-

NOTE A - HISTORY AND ORGANIZATION

ETELCHARGE.COM, INC. (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the internet to their telephone bill. As of the date of this report, the Company had not commenced significant operations. The Company is in the process of raising equity financing to fund its future operations and marketing its product to target customers. As such, the Company is considered to be in the development stage.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Cash and Cash Equivalents

The Company considers cash in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight line method over three to five years, the estimated useful lives. Expenditures which increase values or extend useful lives are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation of property and equipment totaled $4,806 and $0 for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999, respectively.

Proprietary Rights

The proprietary rights are being amortized using the straight-line method over three years, their estimated useful life. Amortization expense of proprietary rights totaled $21,000 and $1,750 for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $67,000 and $0 for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999, respectively.



                                      -F8-

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of basic and diluted common shares outstanding.

Fair Value of Financial Instruments

The carrying amounts for cash and accounts payable approximate fair value because of the short-term nature of these financial instruments.


NOTE C - GOING CONCERN UNCERTAINTY

The Company is currently in the development stage and has generated no revenues. The Company has incurred $507,158 in losses since its inception including $23,129 of services provided by its founder paid for through the initial issuance of common stock. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.


NOTE D - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During 1999, the Company purchased proprietary rights from a related company, Consumer Data Solutions Corp. ("CDS"), which has the same majority shareholder as ETELCHARGE.COM, INC., for $116,500 payable under a repayment agreement which requires monthly payments ranging from $7,500 to $8,500 through January 2001. The repayment agreement is unsecured and does not bear interest. In addition, the agreement requires the Company to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of proprietary rights (which equates to net income of the Company) beginning January 1, 2001.

As these rights were purchased from a related entity, the asset was recorded by the Company at the basis of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a contra to additional paid-in capital. Amounts payable to CDS totaled $4,000 and $101,000 at December 31, 2000 and 1999 respectively.


NOTE E - STOCKHOLDERS EQUITY (DEFICIT)

During 2000 and 1999, the Company raised $506,470 and $49,000, respectively, in cash proceeds through private placement offerings. The Company also issued 21,050 shares of common stock at fair values for services rendered in 2000, and 350,000 shares of common stock under an agreement for capital raising related to the private placement offerings. Upon inception, the Company issued 7,776,598 shares of common stock (7,712,970 original shares of common stock plus an adjustment of 63,675 shares of common stock) to its President and Chief Executive Officer in exchange for services.



                                      -F9-

NOTE F - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2000 and 1999, consist of the following:

                                                        2000             1999
                                                      ---------       ----------
    Current deferred tax asset                        $      --       $      957
         Non-current deferred tax asset                 128,468              798
         Valuation allowance                           (128,468)          (1,755)
                                                      ---------       ----------
                                                      $      --       $       --
                                                      =========       ==========

The non-current deferred tax asset results from capitalized proprietary rights, which are amortized for income tax purposes using a different life than for financial reporting purposes and the net operating loss carryforward of approximately $364,000 at December 31, 2000, which begins to expire in 2015. A valuation allowance has been recorded to offset all of the net deferred tax assets due to the uncertainty of generating future taxable income.

The Company's income tax benefit for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999, differed from the statutory federal rate of 34 percent as follows:

                                                            2000             1999
                                                         ---------        ---------
Statutory rate applied to loss before income taxes       $(163,457)       $  (8,976)

Items not deductible for income tax purposes                36,744            7,867

Increase in valuation allowance                            126,713            1,755

Other                                                           --             (646)
                                                         ---------        ---------
Income tax expense                                       $      --        $      --
                                                         =========        =========

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 consists of the following:

                                      2000            1999
                                    --------        --------
Office equipment                    $ 29,958        $  1,000
Furniture and fixtures                 9,673              --
                                    --------        --------
                                      39,631           1,000
Less accumulated depreciation         (4,806)             --
                                    --------        --------
                                    $ 34,825        $  1,000
                                    ========        ========



                                     -F10-

NOTE H - COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999 the Company entered into a five-year employment contract with its CEO, which requires the Company to issue 200,000 shares of common stock as compensation over the term of the contract. In the event of termination, the stock issuance will be prorated based on the portion of the five-year term served. The Company has accrued $39,633 of compensation at December 31, 2000, which represents the fair value of the portion of shares earned at December 31, 2000. No stock has been issued under this agreement as of December 31, 2000.

Effective December 28, 1999, the Company entered into a two-year employment contract with an employee which requires the Company to issue 50,000 shares of common stock as compensation over the term of the contract. The Company may issue up to 5,000 additional shares of common stock to the employee based upon performance reviews. The employee also has the right to purchase additional shares at a 15% discount off the market price. In the event of termination, the stock issuance will be prorated based on the portion of the two-year term served. The Company has accrued $24,771 of compensation at December 31, 2000, which represents the fair value of the portion of shares earned at December 31, 2000. No stock has been issued under this agreement as of December 31, 2000.

Effective December 28, 1999 the Company entered into a one-year employment contract with an employee, which requires the Company to issue 10,000 shares of common stock as compensation over the term of the contract. The Company has accrued $9,909 of compensation expense at December 31, 2000, which represents the fair value of the portion of shares earned at December 31, 2000. As of December 31, 2000, no stock has been issued under this contract.

The Company has a business relationship (affinity program) with a charitable organization that requires the Company to contribute a minimum of $.25 per revenue generating transaction to the charity.

At December 31, 2000 future minimum commitments under non-cancellable operating leases are as follows at:

      2001                                  $    12,000
      2002                                       12,000
      2003                                        7,000
                                            -----------
                                            $    31,000
                                            ===========

Rent expense totaled approximately $5,000 and $0 for the year ended December 31, 2000 and the period from June 7, 1999 (inception) to December 31, 1999, respectively.

NOTE I - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2000, the Company recorded $74,313 in accrued compensation which should have been recorded pro-ratably during the year ending December 31, 2000.






                                     -F11-

                                   SIGNATURES

         In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this Form 10KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eTELCHARGE.com, Inc.


Date: April 9,2001                  By /s/ Carl O. Sherman
                                       -------------------------------
                                       Carl O. Sherman, Sr., President