Form 10QSB
period 2001-03-31
ETELCHARGE COM INC
filed 2001-05-21
CIK 1112682

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

    [ ]  Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from            to
                                       ------------   -------------

         Commission file number
                                ------------------------------------------------

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

Yes          X           No
    --------------------    --------------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange act after the distribution of securities under a plan confirmed by a court.

Yes                      No
    --------------------    --------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:   10,655,742
                                                     --------------------------

         Transitional Small Business Disclosure Format (check one):

Yes                      No
    --------------------    --------------------


================================================================================

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THE FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO FALL WITHIN THE "SAFE HARBOR" PROVISIONS THEREOF. THIS STATEMENT IS INCLUDED HEREIN FOR THE EXPRESS PURPOSE OF AVAILING THE COMPANY OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. SUCH FORWARD LOOKING STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY AND ITS MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE, AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SUBSTANTIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PROJECTED," "PLANS," "PLANNED," "OBJECTIVE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER SPECIFIC RISK FACTORS DESCRIBED HEREIN AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH ARE APPLICABLE ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                          2

       Statements of Operations                                                3

       Statements of Cash Flows                                                4

       Notes to Financial Statements                                           5

    Item 2. Management's Discussion and Analysis or Plan of Operations         7


PART II - OTHER INFORMATION                                                    8

    Item 6.  Exhibits and Reports on Form 8-K                                  8


SIGNATURES                                                                     8

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                            (Unaudited)
                                                                              March 31,   December 31,
                                                                                2001          2000
                                                                            -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                                                  $   7,815    $  77,820
   Prepaid expenses                                                              71,266        2,000
   Employee advances                                                                535          535
                                                                              ---------    ---------

      Total current assets                                                       79,616       80,355

PROPERTY AND EQUIPMENT, net                                                      32,501       34,825

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of
     $28,000 (unaudited) and $22,750 at March 31, 2001
     and December 31, 2000, respectively                                         35,000       40,250
   Deposits                                                                       1,000        1,000
                                                                              ---------    ---------

      Total other assets                                                         36,000       41,250
                                                                              ---------    ---------

TOTAL ASSETS                                                                  $ 148,117    $ 156,430
                                                                              =========    =========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued compensation                                                       $  87,854    $  74,313
   Accounts payable                                                                  --       11,404
   Payable to related party                                                          --        4,000
   Accrued liabilities                                                            8,440       14,946
                                                                              ---------    ---------

      Total current liabilities                                                  96,294      104,663

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
  Common stock -- $.003 par value; 10,000,000 shares authorized;
  10,655,742 (unaudited) and 10,137,362 issued and outstanding
    at March 31, 2001 and December 31, 2000, respectively                        31,967       30,412
  Additional paid-in capital                                                    680,356      528,513
  Deficit accumulated during development stage                                 (660,500)    (507,158)
                                                                              ---------    ---------

      Total shareholders' equity                                                 51,823       51,767
                                                                              ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 148,117    $ 156,430
                                                                              =========    =========

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                      Period from
                                                            Three         Three       June 7, 1999
                                                         months ended  months ended  (inception) to
                                                           March 31,     March 31,     March 31,
                                                             2001          2000           2001
                                                         ------------  -------------  ------------
REVENUES                                                  $        --   $        --   $

GENERAL AND ADMINISTRATIVE EXPENSES                           153,457        35,140       662,095
                                                          -----------   -----------   -----------

   Loss from operations                                       153,457        35,140       662,095

OTHER INCOME                                                      115         1,644         1,595
                                                          -----------   -----------   -----------

   Loss before provision for income taxes                     153,342        33,496       660,500

PROVISION FOR INCOME TAXES                                         --            --            --
                                                          -----------   -----------   -----------

   Net loss                                               $   153,342   $    33,496   $   660,500
                                                          ===========   ===========   ===========

Net loss per share - basic and diluted                    $      0.01   $      0.00
                                                          ===========   ===========

Weighted average shares outstanding - basic and diluted    10,388,841     8,813,785
                                                          ===========   ===========

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             Period from
                                                  Three months Three months  June 7, 1999
                                                     ended        ended     (inception) to
                                                    March 31,    March 31,     March 31,
                                                      2001         2000          2001
                                                  -----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $(153,342)   $ (33,496)   $(660,500)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                   8,318        5,250       35,873
       Issuance of common stock for services          35,633           --       91,588
   Changes in:
     Employee advances                                    --           --         (535)
     Prepaid expenses                                  2,000           --           --
     Other assets                                         --           --       (1,000)
     Accounts payable                                (11,404)          --           --
     Accrued compensation                             13,540           --       87,854
     Accrued liabilities                              (6,506)          --        8,440
                                                   ---------    ---------    ---------

         Net cash used in operating activities      (111,761)     (28,246)    (438,280)
                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                   (744)      (1,500)     (40,375)
                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock             46,500       30,000      601,970
   Cash received on receivable from shareholder           --        1,000        1,000
   Payments on payable to related party               (4,000)     (25,500)    (116,500)
                                                   ---------    ---------    ---------

       Net cash provided by financing activities      42,500        5,500      486,470
                                                   ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                          (70,005)     (24,246)       7,815

Beginning cash                                        77,820       30,988           --
                                                   ---------    ---------    ---------

Ending cash                                        $   7,815    $   6,742    $   7,815
                                                   =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder               $      --    $      --    $   1,000
                                                   =========    =========    =========

       Issuance of payable to related party in
         exchange for proprietary rights           $      --    $      --    $ 116,500
                                                   =========    =========    =========

       Issuance of common stock recorded as
         prepaid expense                           $  71,266    $      --    $  71,266
                                                   =========    =========    =========

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                  $      --    $      --    $      --
                                                   =========    =========    =========

         Income taxes                              $      --    $      --    $      --
                                                   =========    =========    =========

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.       HISTORY AND ORGANIZATION

Etelcharge.com, Inc. (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the internet to their telephone bill. As of the date of this report, the Company had not commenced significant operations and marketing its products to target customers. As such, the Company is considered to be in the development stage.

2.       BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2001 are not necessarily indicative of the results which can be expected for the entire year.

3.       GOING CONCERN

The Company is in the development stage and has generated no revenues. The Company's ability to execute its business plan is dependent on its ability to continue to raise the necessary capital (primarily through equity issuances) as necessary. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

4.       COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999, the Company entered into employment contracts with its CEO and two employees for terms ranging from 1 to 5 years which require the Company to issue 260,000 shares of common stock as compensation over the terms of the contracts. In the event of termination, the stock issuances will be prorated based on the portion of the contract term served. The Company has accrued $87,854 of compensation at March 31, 2001, including $13,540 for the three months ended March 31, 2001, which represents the estimated fair value of the portion of the shares earned at March 31, 2001. No stock has been issued under these agreements as of March 31, 2001.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


5.       CONSULTING AGREEMENT

Effective January 23, 2001, the company entered into a Services Agreement with a consulting firm which requires the Company to issue 3% of the Company's fully-diluted outstanding shares of common stock as payment for services to be provided by the consulting firm. The services to be provided over the term of the agreement, six months, include legal assistance and capital raising. Additionally, the Company granted certain co-investment rights which will allow the consulting firm to invest $500,000 in each private round of the Company's financing and acquire shares in any initial public offering made by the Company. The Company has issued 305,426 shares of common stock under this agreement at March 31, 2001. The Company has also agreed to issue the consulting firm common stock equal to 3% of all shares issued in association with fund raising provided under this agreement. The Company has valued these services at the estimated fair value of the stock issued and is amortizing this amount on a straight line basis over the term of the agreement (six months). Consulting expense under this agreement for the three months ended March 31, 2001 totaled $35,633, the remaining fair value of the shares issued of $71,266 is recorded as prepaid expenses at March 31, 2001.

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

Management anticipates that revenues for the Company will be generated from online retailers, manufacturers and consumers. Merchants will be charged an annual membership of $250 U.S. Dollars, a billing discount fee of 5% to 8% of the purchase price, not including taxes or other added charges and a 15 cent ($0.15) per transaction charge. Consumers will incur a 10% service fee and a ten dollar ($10.00) annual fee. The costs of telecommunications for the Company include: (1) AT&T's billing and collection charge of 8%, which is adjustable to 5% of the total charge of the call upon an increase in sales volume; and (2) 45 cents per transaction for AT&T's transport and service bureau switching. Management believes it will be able to leverage the telecom traffic of eTelCharge.com to negotiate a lower billing rate within six to nine months.

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

The initiation of all of the Company's plans is dependent upon the Company raising sufficient working capital to allow the Company to begin operations on a day to day basis, however there can be no assurance that the Company will be successful in doing so. Due to the lack of capital and the Company's need for working capital to initiate its business plan the Company's auditors issued a going concern paragraph as part of their audit opinion for the Company's financial statements as of and for the year ended December 31, 2000. The Company has generated no revenues since its inception and during the three months ended March 31, 2001 incurred a net loss of $153,342. The Company's operations have been funded through the issuance of its common shares. Total cash proceeds for the issuance of common shares totaled $46,500 for the three months ended March 31, 2001.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
  None.


                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Etelcharge.com, Inc.



Date:   May 18, 2001                       By: /s/ Carl O. Sherman
                                               --------------------------------
                                               Carl O. Sherman, Sr., President