Form 10QSB
period 2001-06-30
ETELCHARGE COM INC
filed 2001-08-14
CIK 1112682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ____________

Commission file number 000-30479
                      ----------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: 10,746,243 as of June 30, 2001

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX


                                                                                                    Page
                                                                                                   Number
                                                                                                   -------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                                                   2

       Statements of Operations                                                                         3

       Statements of Cash Flows                                                                         5

       Notes to Financial Statements                                                                    6

    Item 2. Management's Discussion and Analysis or Plan of Operations.                                 8


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                         10

    Item 2.  Changes in Securities                                                                     10

    Item 3.  Defaults Upon Senior Securities                                                           10

    Item 4.  Submission of Matters to a Vote of Securities Holders                                     10

    Item 5.  Other Information                                                                         10

    Item 6.  Exhibits and Reports on Form 8-K                                                          10


SIGNATURES                                                                                             10

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                 ASSETS
                                                                                    (Unaudited)
                                                                                      June 30,        December 31,
                                                                                        2001             2000
                                                                                   --------------    --------------
CURRENT ASSETS
   Cash                                                                            $       31,767    $       77,820
   Prepaid expenses                                                                        17,817             2,000
   Employee advances                                                                           --               535
                                                                                   --------------    --------------

      Total current assets                                                                 49,584            80,355

PROPERTY AND EQUIPMENT, net                                                                29,639            34,825

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of
     $33,250 (unaudited) and $22,750 at June 30, 2001
     and December 31, 2000, respectively                                                   29,750            40,250
   Deposits                                                                                 1,000             1,000
                                                                                   --------------    --------------

      Total other assets                                                                   30,750            41,250
                                                                                   --------------    --------------

TOTAL ASSETS                                                                       $      109,973    $      156,430
                                                                                   ==============    ==============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued compensation                                                            $      112,229    $       74,313
   Accounts payable                                                                            --            11,404
   Payable to related party                                                                    --             4,000
   Accrued liabilities                                                                     17,949            14,946
                                                                                   --------------    --------------

      Total current liabilities                                                           130,178           104,663

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock -- $.003 par value; 50,000,000 shares authorized; 10,746,243
  (unaudited) and 10,137,362 issued and outstanding
    at June 30, 2001 and December 31, 2000, respectively                                   32,239            30,412
  Additional paid-in capital                                                              823,336           528,513
  Deficit accumulated during development stage                                           (875,780)         (507,158)
                                                                                   --------------    --------------

      Total shareholders' equity (deficit)                                                (20,205)           51,767
                                                                                   --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                               $      109,973    $      156,430
                                                                                   ==============    ==============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three             Three
                                                               months ended      months ended
                                                                 June 30,          June 30,
                                                                   2001              2000
                                                               --------------   --------------
Revenues                                                       $           --   $           --

General and administrative expenses                                   216,995           60,983
                                                               --------------   --------------
Loss from operations                                                  216,995           60,983

Other income                                                            1,715              185
                                                               --------------   --------------

Loss before provision for income taxes                                215,280           60,798

Income tax provision                                                       --               --
                                                               --------------   --------------

Net loss                                                       $      215,280   $       60,798
                                                               ==============   ==============

Net loss per share - basic and diluted                         $         0.02   $         0.01
                                                               ==============   ==============

Weighted average shares outstanding - basic and diluted            10,697,855        9,354,037
                                                               ==============   ==============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Six                Six          Period from
                                                        months             months        June 7, 1999
                                                        ended              ended       (inception) to
                                                       June 30,           June 30,        June 30,
                                                         2001               2000            2001
                                                     --------------   --------------   --------------
Revenue                                              $           --   $           --   $           --

General and administrative expenses                         370,452           96,123          879,090
                                                     --------------   --------------   --------------

Loss from operations                                        370,452           96,123          879,090

Other income, net                                             1,830            1,829            3,310
                                                     --------------   --------------   --------------

Loss before provision for income taxes                      368,622           94,294          875,780

Income tax provision                                             --               --               --
                                                     --------------   --------------   --------------

Net loss                                             $      368,622   $       94,294   $      875,780
                                                     ==============   ==============   ==============

Net loss per share - basic and diluted               $         0.03   $         0.01
                                                     ==============   ==============

Weighted average shares outstanding - basic
    and diluted                                          10,538,116        8,900,170
                                                     ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                   Period from
                                                                Six months        Six months       June 7, 1999
                                                                   ended            ended         (inception) to
                                                                  June 30,         June 30,          June 30,
                                                                    2001             2000              2001
                                                               --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $     (368,622)   $      (94,294)   $     (875,780)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                                   15,686            10,800            43,242
       Issuance of common stock for services and other                 96,582                --           152,537
   Changes in:
     Employee advances                                                    535                --                --
     Prepaid expenses                                                   2,000                --                --
     Other assets                                                          --                --            (1,000)
     Accounts payable                                                 (11,404)               --                --
     Accrued compensation                                              37,916                --           112,229
     Accrued liabilities                                                3,003                --            17,949
                                                               --------------    --------------    --------------

         Net cash used in operating activities                       (224,304)          (83,494)         (550,823)
                                                               --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      --            (4,246)          (39,631)
                                                               --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                             182,251           386,470           737,721
   Cash received on receivable from shareholder                            --             1,000             1,000
   Payments on payable to related party                                (4,000)          (76,500)         (116,500)
                                                               --------------    --------------    --------------

       Net cash provided by financing activities                      178,251           310,970           622,221
                                                               --------------    --------------    --------------

INCREASE (DECREASE) IN CASH                                           (46,053)          223,230            31,767

Beginning cash                                                         77,820            30,988                --
                                                               --------------    --------------    --------------

Ending cash                                                    $       31,767    $      254,218    $       31,767
                                                               ==============    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder                           $           --    $           --    $        1,000
                                                               ==============    ==============    ==============

       Issuance of payable to related party in
         exchange for proprietary rights                       $           --    $           --    $      116,500
                                                               ==============    ==============    ==============

       Issuance of common stock recorded as
         prepaid expenses                                      $       17,817    $           --    $       17,817
                                                               ==============    ==============    ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                              $           --    $           --    $           --
                                                               ==============    ==============    ==============

         Income taxes                                          $           --    $           --    $           --
                                                               ==============    ==============    ==============


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


2. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2000.

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended June 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.


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


4. COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999, the Company entered into employment contracts with its CEO and two employees for terms ranging from 1 to 5 years which require the Company to issue 260,000 shares of common stock as compensation over the terms of the contracts. In the event of termination, the stock issuances will be prorated based on the portion of the contract term served. The Company has accrued $112,229 of compensation at June 30, 2001, which represents the estimated fair value of the portion of the shares earned during the three months ended June 30, 2001. No stock has been issued under these agreements as of June 30, 2001.

                              ETELCHARGE.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS


5. CONSULTING AGREEMENT

Effective January 23, 2001, the company entered into a Services Agreement with a consulting firm which requires the Company to issue 3% of the Company's fully-diluted outstanding shares of common stock as payment for services to be provided by the consulting firm. The services to be provided over the term of the agreement, six months, include legal assistance and capital raising. Additionally, the Company granted certain co-investment rights which will allow the consulting firm to invest $500,000 in each private round of the Company's financing and acquire shares in any public offering made by the Company. The Company has issued 305,426 shares of common stock under this agreement at June 30, 2001. The Company has also agreed to issue the consulting firm common stock equal to 3% of all shares issued in association with fund raising provided under this agreement. The Company has valued these services at the estimated fair value of the stock issued, which equals the fair value of the services received, and is amortizing this amount on a straight line basis over the term of the agreement (six months). Consulting expense under this agreement for the six months ended June 30, 2001 totaled $89,083, the remaining fair value of the shares issued of $17,817 is recorded as prepaid expenses at June 30, 2001.

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

Phase III, which the Company anticipates implementing over the next two years, involves making adjustments and improvements in its initial product software developments and marketing. In order to identify the areas that need improvement, the Company anticipates it will meet with its first online retailers and AT&T, and further conduct online consumer interviews. In late 2001, the Company will implement Phase IV of its plan, which involves offering its system to over 1,000 online retailers. Furthermore, the Company anticipates it will secure an agreement with one or more of the major online retailers such as amazon.com, barnesandnoble.com, borders.com, buysoftware.com, albertsons.com food.com, dominicks.com, kroger.com, safeway.com, cdnow.com, movielink.com, and videosnow.com. The Company will also unveil its billing system at industry affiliated trade shows, and increase press releases to national and global media. In 2002, the Company anticipates beginning Phase V of the plan by focusing on expanding its network on the global level. This plan includes reinforcing the Company's premier national "good cause" marketing strategy and increasing presentations at industry affiliated trade shows. The final phase of the plan Phase VI, has been earmarked for consumer growth and will begin in 2003. The Company plans to enter into agreements with every established online merchant, with the goal that its billing system will be used to purchase goods online as frequently, if not more so, than credit cards.

The initiation of all of the Company's plans is dependent upon the Company raising sufficient working capital to allow the Company to begin operations on a day to day basis, however there can be no assurance that the Company will be successful in doing so. Due to the lack of capital and the Company's need for working capital to initiate its business plan the Company's auditors issued a going concern paragraph as part of their audit opinion for the Company's financial statements as of and for the year ended December 31, 2000. The Company has generated no revenues since its inception and during the six months ended June 30, 2001 incurred a net loss of $368,622. The Company's operations have been funded through the issuance of its common shares. Total cash proceeds for the issuance of common shares totaled $182,251 for the six months ended June 30, 2001.

ACCOUNTING CHANGES

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The Statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Changes in Securities.

NONE.

Item 3. Defaults Upon Senior Securities.

NONE.

Item 4. Submission of Matters to a Vote of Securities Holders.

NONE.

Item 5. Other Information.

NONE.

Item 6. Exhibits and Reports on Form 8-K.

NONE.



                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Etelcharge.com, Inc.



Date: August 14, 2001                   By  /s/ CARL O. SHERMAN
                                           -------------------------------------
                                            Carl O. Sherman, Sr., President