Form 10QSB
period 2001-09-30
ETELCHARGE COM INC
filed 2001-11-14
CIK 1112682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001. 9


     [ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to _____________

     Commission file number 000-30479
                            ----------------------------------------------------

                               eTELCHARGE.COM, INC
                 (Name of Small Business Issuer in its Charter)


               NEVADA                                   75-2847694
   (State or other jurisdiction of                  (I.R.S.  Employer
   incorporation or organization)                   Identification No.)


                               eTELCHARGE.COM, INC
            407 N. CEDAR RIDGE, SUITE 342, DUNCANVILLE, TEXAS 75116.
                                 (972) 298-3800
     (Address and telephone number of issuer=s principal executive offices)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No
    -------------    ---------------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange act after the distribution of securities under a plan confirmed by a court.

Yes                No
    -------------    ---------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS


     State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:
11,111,243 as of September 30, 2001
------------------------------------

Transitional Small Business Disclosure Format (check one):

Yes                No       X
    -------------    ---------------

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX





                                                                                                 Page
                                                                                                Number
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                                                   3

       Statements of Operations                                                                         4

       Statements of Cash Flows                                                                         6

       Notes to Financial Statements                                                                    7

    Item 2. Management's Discussion and Analysis or Plan of Operation                                   9


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                         10

    Item 2.  Changes in Securities                                                                     10

    Item 3.  Defaults Upon Senior Securities                                                           10

    Item 4.  Submission of Matters to a Vote of Securities Holders                                     10

    Item 5.  Other Information                                                                         10

    Item 6.  Exhibits and Reports on Form 8-K                                                          11


SIGNATURES                                                                                             11

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                     ASSETS
                                                                                          (Unaudited)
                                                                                          September 30,      December 31,
                                                                                              2001               2000
                                                                                           ------------      ------------
CURRENT ASSETS
   Cash                                                                                    $     22,364      $     77,820
   Prepaid expenses                                                                                  --             2,000
   Employee advances                                                                              1,490               535
                                                                                           ------------      ------------

      Total current assets                                                                       23,854            80,355

PROPERTY AND EQUIPMENT, net                                                                      26,776            34,825

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of
     $38,500 (unaudited) and $22,750 at September 30, 2001
     and December 31, 2000, respectively                                                         24,500            40,250
   Deposits                                                                                       1,000             1,000
                                                                                           ------------      ------------

      Total other assets                                                                         25,500            41,250
                                                                                           ------------      ------------

TOTAL ASSETS                                                                               $     76,130      $    156,430
                                                                                           ============      ============
                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accrued compensation                                                                    $    136,604      $     74,313
   Pending stock subscriptions                                                                   32,500                --
   Accounts payable                                                                                  --            11,404
   Payable to related party                                                                          --             4,000
   Accrued liabilities                                                                           30,392            14,946
                                                                                           ------------      ------------

      Total current liabilities                                                                 199,496           104,663


COMMITMENTS AND CONTINGENCIES (Note 4)


SHAREHOLDERS  EQUITY (DEFICIT)
  Common stock -- $.003 par value; 50,000,000 shares authorized; 11,111,243
  (unaudited) and 10,137,362 issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively                                    33,334            30,412
  Additional paid-in capital                                                                  1,372,241           528,513
  Deficit accumulated during development stage                                               (1,528,941)         (507,158)
                                                                                           ------------      ------------

   Total shareholders  equity (deficit)                                                        (123,366)           51,767
                                                                                           ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS  EQUITY (DEFICIT)                                       $     76,130      $    156,430
                                                                                           ============      ============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three               Three
                                                                       months ended        months ended
                                                                       September 30,       September 30,
                                                                           2001                2000
                                                                      ---------------     ---------------
Revenues                                                              $            --     $            --

General and administrative expenses                                           655,016             134,569
                                                                      ---------------     ---------------

Loss from operations                                                          655,016             134,569

Other income                                                                    1,855                 355
                                                                      ---------------     ---------------

Loss before provision for income taxes                                        653,161             134,214

Income tax provision                                                               --                  --
                                                                      ---------------     ---------------

Net loss                                                              $       653,161     $       134,214
                                                                      ===============     ===============

Net loss per share - basic and diluted                                $          0.06     $          0.01
                                                                      ===============     ===============

Weighted average shares outstanding - basic and diluted                    10,865,419           9,673,804
                                                                      ===============     ===============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Nine             Nine          Period from
                                                          months           months        June 7, 1999
                                                          ended            ended        (inception) to
                                                       September 30,    September 30,    September 30,
                                                           2001             2000              2001
                                                       ------------     ------------     ------------
Revenue                                                $         --     $         --     $         --

General and administrative expenses                       1,025,468          230,692        1,534,106
                                                       ------------     ------------     ------------

Loss from operations                                      1,025,468          230,692        1,534,106

Other income, net                                             3,685            2,184            5,165
                                                       ------------     ------------     ------------

Loss before provision for income taxes                    1,021,783          228,508        1,528,941

Income tax provision                                             --               --               --
                                                       ------------     ------------     ------------

Net loss                                               $  1,021,783     $    228,508     $  1,528,941
                                                       ============     ============     ============

Net loss per share - basic and diluted                 $       0.10     $       0.03
                                                       ============     ============

Weighted average shares outstanding - basic
    and diluted                                          10,650,989        9,055,826
                                                       ============     ============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Period from
                                                                     Nine months        Nine months       June 7, 1999
                                                                        ended              ended         (inception) to
                                                                     September 30,      September 30,     September 30,
                                                                          2001              2000              2001
                                                                      ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                           $ (1,021,783)     $   (228,508)     $ (1,528,941)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                                        23,799            18,000            51,355
       Issuance of common stock for services and other                     639,399                --           695,354
   Changes in:
     Employee advances                                                        (955)               --            (1,490)
     Prepaid expenses                                                        2,000                --                --
     Other assets                                                               --                --            (1,000)
     Accounts payable                                                      (11,404)               --                --
     Accrued compensation                                                   62,291                --           136,604
     Accrued liabilities                                                    15,446            11,510            30,392
                                                                      ------------      ------------      ------------

         Net cash used in operating activities                            (291,207)         (198,998)         (617,726)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                           --           (32,094)          (39,631)
                                                                      ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                  207,251           498,970           762,721
   Cash received on pending subscriptions                                   32,500                --            32,500
   Cash received on receivable from shareholder                                 --             1,000             1,000
   Payments on payable to related party                                     (4,000)          (98,500)         (116,500)
                                                                      ------------      ------------      ------------

       Net cash provided by financing activities                           235,751           401,470           679,721
                                                                      ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                                                (55,456)          170,378            22,364

Beginning cash                                                              77,820            30,988                --
                                                                      ------------      ------------      ------------

Ending cash                                                           $     22,364      $    201,366      $     22,364
                                                                      ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:

       Issuance of common stock in exchange for
         receivable from shareholder                                  $         --      $         --      $      1,000
                                                                      ============      ============      ============

       Issuance of payable to related party in
         exchange for proprietary rights                              $         --      $         --      $    116,500
                                                                      ============      ============      ============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                                     $         --      $         --      $         --
                                                                      ============      ============      ============

         Income taxes                                                 $         --      $         --      $         --
                                                                      ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1. HISTORY AND ORGANIZATION

Etelcharge.com, Inc. (the Company ) was incorporated in the State of Nevada on June 7, 1999. The Company was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the internet to their telephone bill. As of the date of this report, the Company had not commenced significant operations and marketing its products to target customers. As such, the Company is considered to be in the development stage.

2. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC ). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ( GAAP ) have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company s audited financial statements and notes thereto included in the Company s Form 10-KSB for the year ended December 31, 2000.

In management s opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2001 are not necessarily indicative of the results which can be expected for the entire year.

1. GOING CONCERN

The Company is in the development stage and has generated no revenues. The Company s ability to execute its business plan is dependent on its ability to continue to raise the necessary capital (primarily through equity issuances) as necessary. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

1. COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999, the Company entered into employment contracts with its CEO and two employees for terms ranging from 1 to 5 years which require the Company to issue 260,000 shares of common stock as compensation over the terms of the contracts. In the event of termination, the stock issuances will be prorated based on the portion of the contract term served. The Company has accrued $136,604 of compensation at September 30, 2001, which represents the estimated fair value of the portion of the shares earned as of September 30, 2001. No stock has been issued under these agreements as of September 30, 2001.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


2. CONSULTING AGREEMENTS

Effective January 23, 2001, the Company entered into a Services Agreement with a consulting firm which requires the Company to issue 3% of the Company s fully-diluted outstanding shares of common stock as payment for services to be provided by the consulting firm. The services to be provided over the term of the agreement, six months, include legal assistance and capital raising. Additionally, the Company granted certain co-investment rights which will allow the consulting firm to invest $500,000 in each private round of the Company s financing and acquire shares in any public offering made by the Company. The Company has issued 305,426 shares of common stock under this agreement at September 30, 2001. The Company has also agreed to issue the consulting firm common stock equal to 3% of all shares issued in association with fund raising provided under this agreement. The Company has valued these services at the estimated fair value of the stock issued, which equals the fair value of the services received, and is amortizing this amount on a straight line basis over the term of the agreement (six months). Consulting expense under this agreement for the nine months ended September 30, 2001 totaled $106,899. During the three months ended September 30, 2001, the Company issued 350,000 shares of common stock in exchange for services provided by a consulting firm. These services provided include general consulting and contract negotiation. The Company has valued these services at the estimated fair value of the stock issued, which approximates the fair value of the services received. Consulting expense recorded by the Company for the issuance of this stock totaled $525,000 for the three months ended September 30, 2001.


3. STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, the Company granted options to a consulting firm to purchase 2,300,000 shares of common stock. 1,500,000 options have an exercise price of $2 per share and 800,000 options have an exercise price of $2.50 per share. The Company has estimated the fair value of this option grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of 0%; risk free interest rate of 5%; and an expected life of 3 years. On the grant date, the exercise price of these options exceeded the fair value calculated under the Black-Scholes model and thus, no compensation expense has been recorded associated with this stock option grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Phase III, which the Company anticipates implementing over the next two years, involves making adjustments and improvements in its initial product software developments and marketing. In order to identify the areas that need improvement, the Company anticipates it will meet with its first online retailers and AT&T, and further conduct online consumer interviews. In late 2001, the Company will implement Phase IV of its plan, which involves offering its system to over 1,000 online retailers. Furthermore, the Company anticipates it will secure an agreement with one or more of the major online retailers such as amazon.com, barnesandnoble.com, borders.com, buysoftware.com, albertsons.com food.com, dominicks.com, kroger.com, safeway.com, cdnow.com, movielink.com, and videosnow.com. The Company will also unveil its billing system at industry affiliated trade shows, and increase press releases to national and global media. In 2002, the Company anticipates beginning

Phase V of the plan by focusing on expanding its network on the global level. This plan includes reinforcing the Company's premier national "good cause marketing strategy and increasing presentations at industry affiliated trade shows. The final phase of the plan Phase VI, has been earmarked for consumer growth and will begin in 2003. The Company plans to enter into agreements with every established online merchant, with the goal that its billing system will be used to purchase goods online as frequently, if not more so, than credit cards. The initiation of all of the Company's plans is dependent upon the Company raising sufficient working capital to allow the Company to begin operations on a day to day basis, however there can be no assurance that the Company will be successful in doing so. Due to the lack of capital and the Company's need for working capital to initiate its business plan the Company's auditors issued a going concern paragraph as part of their audit opinion for the Company's financial statements as of and for the year ended December 31, 2000. The Company has generated no revenues since its inception and during the nine months ended September 30, 2001 incurred a net loss of $1,021,783, which includes $639,399 related to common stock issued for services. The Company's operations have been funded through the issuance of its common shares. Total cash proceeds for the issuance of common shares totaled $207,251 for the nine months ended September 30, 2001.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Changes in Securities.

NONE.

Item 3. Defaults Upon Senior Securities.

NONE.

Item 4. Submission of Matters to a Vote of Securities Holders.

NONE.

Item 5. Other Information.

NONE.

Item 6. Exhibits and Reports on Form 8-K.

NONE.


                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      Etelcharge.com, Inc.



Date: November 13, 2001               By   /s/ Carl O. Sherman
                                        ----------------------------------------
                                           Carl O. Sherman, Sr., President