Form 10KSB
period 2001-12-31
ETELCHARGE COM INC
filed 2002-04-11
CIK 1112682

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31,2001
                                   ----------------

    Commission file number    000-30479
                           ----------------

                              eTELCHARGE.COM, INC.
                 (Name of Small Business Issuer in its Charter)

              NEVADA                                            75-2847694
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                               eTELCHARGE.COM, INC
                        1636 N. HAMPTON ROAD, SUITE 270,
                              DESOTO, TEXAS 75115.
                                 (972) 298-3800
     (Address and telephone number of issuer's principal executive offices)

                   Securities under Section 12(b) of the Act:

                                      None

             Securities t registered under Section 12(g) of the Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             State issuer's revenues for its most recent fiscal year
                                      None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60days. (See definition of affiliate in Rule 12b-2 of the Exchange Act)
                                   $8,549,472

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,686,577 shares outstanding as of February 01, 2002.

Documents incorporated by reference. None

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

         eTELCHARGE.com, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 De Soto, Texas 75115. The Company has an Internet web site, www.etelcharge.com..

THE BUSINESS

CURRENT OPERATIONS

         We were organized in June 1999 to provide customers of online merchants with the ability to charge their Internet purchases to their local telephone bill, rather than to a credit card. Generally, our users do not have a credit card or are reluctant to use a credit card online due to security and privacy concerns. We enable these charge transactions through a 900 number billing arrangement with AT&T. Our billing arrangement with AT&T is available to customers throughout the United States, except those western states for which Qwest provides the local service because Qwest does not provide local billing services for any 900 number.

         Internet merchants that offer our telephone billing option include our brand icon with the icons of credit card companies on the check out or pay page of their Web site. Customers who wish to charge their purchase to their telephone bill simply click on our icon and the billing information is communicated through AT&T to the local telephone service provider, using AT&T's 900 billing system. The charge then appears on the customer's next monthly telephone bill on a separate page of the bill, with AT&T's logo on the page.

         Although three other companies use similar 900 billing arrangements to allow customers to charge purchases to their telephone bills, these charges are limited to the purchase of services and some online software products. To our knowledge, no other company offers customers the opportunity to charge other goods and merchandise to their telephone bills.

         We are in the development stage and have not generated any revenue. We began our service online in August 2000 and currently have agreements with 19 Internet merchants to offer our local telephone billing service to their customers. We entered into these agreements commencing in the second quarter of 2001. No single merchant agreement is material to our ongoing business operations. We charge these merchants a fee for each transaction ranging from 5% to 8% of the customer purchase which is approximately the same fee AT&T charges us for providing to us its 900 billing arrangement. In addition, we charge the customer a fee of 10% of the product or service purchase price. We did not earn revenue from our merchants until October 2001 because it took us until that time to complete the integration of our system with that of our online merchants.

         Commencing in January 2003, AT&T will no longer communicate the 900 charge to the local phone companies nor will the local monthly bill include AT&T's logo on the 900 billing page. Rather, we will select one of many third-party billing services to handle the billing transaction. AT&T will continue to provide all other support services for the 900 billing and the change in third-party billing services will not in any way effect transaction procedures of the customer and merchant. The new third-party billing services for 2003 may charge smaller fees than AT&T, although we cannot be sure of this yet.

         Our rights to offer AT&T's 900 billing service online were assigned to us by Consumer Data Solutions Corp., which originally entered into a 900 number billing agreement with AT&T in March 1994. CDS has assigned to us its rights under the AT&T agreement until November 2098. We pay a license fee to CDS equal to 3% of the gross fees we receive from online telephone billing charge transactions. CDS is majority owned and controlled by Carl O. Sherman, our Chief Executive Officer and a director. Mr. Sherman founded CDS in 1993 to provide a 900 billing service for pizza and other food delivery businesses. The service allows customers to bill their food deliveries directly to their telephone bill. Mr. Sherman continues to act as the Chief Executive Officer of CDS, although he spends less than 10% of his time on its operations. CDS does not compete with us as we have the exclusive right to use the 900 billing service for online sales transactions, including online food delivery services. We do not believe any conflicts of interest could develop between CDS and us for these reasons.

         According to a March 30, 2001 Wall Street Journal article, over 70 million adult Americans do not have credit cards. Moreover, a majority of credit card holders who decline to charge online do so out of security or privacy concerns. Initially, we have targeted Internet merchants who offer CDs, video cassette tapes, computer software, books, flowers and food items to offer our telephone billing option. Following an online purchase by a customer, the charge is included on behalf of the merchant in the customer's next telephone bill. Approximately 30 days after an online charge, we receive an advance against the purchase price prior to the customer paying the telephone bill. After deducting our fees, we forward payment directly to our online merchant. If the charge is not paid by the customer for any reason, including a default or refusal to pay due to a dispute, the telephone company will charge back its advance to us. In this event, our merchant and we will not receive the purchase price for the goods or services. We intend to establish a reserve of 3% of fees due to us from merchants to cover defaults, refusals to pay, disputes and other charge backs due to customer nonpayment. This reserve is larger than that of our competitors, which averages approximately 2% of such fees according to these competitors. We intend to evaluate this reserve on an ongoing basis to reflect our experience.

         The privacy and security of our billing service could be breached by third parties seeking confidential account information such as passwords and financial account information. Such a breach could subject us to liability from customers and merchants and could harm our reputation, thereby inhibiting the use of our billing service. However, since the customer only provides a telephone number, and not charge card information, and since the maximum amount we allow any customer to charge in any month is only $150, we do not believe it likely that third parties will seek to access this information. In order to make any breach of our system more difficult, our system only approves charges that originate from the customer's home computer and verifies the charge through a telephone call that must be generated from the customer's telephone number.

STRATEGY

        Our objective is to significantly grow the number and dollar amount of online transactions charged by customers to their telephone bills. We believe we can attract online merchants by offering their customers a new billing option which is safe, secure and confidential and which has been previously unavailable to customers who do not have credit cards. In order to achieve our objective we intend to:

         o Continue to stress the security and privacy advantages of our telephone billing service;

         o Maintain a customer-friendly system for initiating online charges to telephone bills;

         o Stress our strategic relationship with AT&T which allows for online charges to telephone bills through AT&T's 900 billing system; and

         o Provide responsive customer service to our online merchants through use of an employee assigned to each merchant.

        Although AT&T will terminate its billing services for all 900 number merchants in January 2003, requiring us to select another billing service provider, the charge transactions will continue to be supported by AT&T. There are a number of billing service providers available to us, and we believe we will have no difficulty in selecting such a provider by the fourth quarter of 2002.

MARKETING

         Using our in-house marketing staff of five individuals including our President, we market to online merchants through direct presentations by our staff. We attract online merchants through direct sales calls, referrals from Web design firms, advertisements in trade journals, media reports about our company and word of mouth.

         In the future, we intend to use mass e-mail communications to inform Internet users of our charge payment option, in order to encourage customers to request that our payment option be included on the merchant Web sites on which the customer shops. We also intend to use banner and other online advertisements to market to online virtual shopping mall providers in order to reach online merchants. We will also increase our advertising in print and Internet-based trade publications subscribed to by online merchants and may also use television commercials to inform merchants and customers that purchases can be charged to the customers' telephone bill.

         Our marketing efforts stress the simplicity and privacy of using a telephone number and password for online charges rather than using a credit card. We also stress to our online merchants the substantial number of individuals who do not have credit cards. Finally, we include in our sales presentations our commitment to donate $.05 per billing transaction up to a maximum of $250,000 per year to KIDCARE, a Houston-based charity benefitting underprivileged children. Our commitment to KIDCARE may be cancelled by us on six months notice.

         We have filed a service mark application with the U.S. Patent Office for our online icon, "eTELCHARGE." The application is currently pending and we cannot assure that it will be granted.

COMPETITION

         We compete with the U.S.-based multinational credit card companies as a charge option to customers electing to charge on the merchant's Web site. In soliciting merchants, we are disadvantaged by the fact that we charge the merchant more than a credit card company would for the same transactions and we also charge the merchants' customers a separate charge fee. Additionally, customer charges are limited to no more than $150 per month. However, we offer a new charge option to customers of our merchants who do not have credit cards or are reluctant to use credit cards online.

         We also compete with three other 900 billing services, eCharge, iBill and Secure Bill, all of which are larger than we and offer customers similar opportunities to charge to their telephone bills online, through arrangements with AT&T's 900 billing service. However, 900 billing charges through these companies are generally limited to services, rather than products, and to some digital goods offered for sale online. We believe we have a competitive advantage in that we have developed a 900 number application that allows for the purchase of all goods offered by our online merchants. Moreover, we believe that our software is more customer friendly than our competitors because our customer simply clicks on the eTELCHARGE icon and provides a password and e-mail address. iBill and Secure Bill require the customer to call a 900 number while online to obtain a special pin number to complete the transaction.

         There can be no assurance that competitors will not develop software in the future that will allow them to include all merchant offered products and services for online charging. Moreover, many of our competitors are larger, better financed, have been in business longer and have significantly more working capital and more experienced personnel than we.

GOVERNMENT REGULATION

         We are not directly regulated by any governmental agencies nor are we subject to statutes, rules or regulations which regulate the manner in which we do business. However, our online merchants are subject to numerous governmental regulations required of merchants in general such as truth in advertising requirements, product safety and the like. We do not believe that we would be held liable for violations by our merchants of any such government regulations or with respect to disputes between our merchants and online customers. Nevertheless, we may be named in such proceedings in which case we could be required to expend substantial fees in defending ourselves and could be liable for substantial money judgments.

EMPLOYEES

         As of February 28, 2002, we had four full-time employees including our executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently lease 1,369 square feet of office space on a three-year lease expiring July 31, 2003 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115. We share our space with Consumer Data Solutions Corp., an affiliated company, with each company paying 50% of the $1,000 per month rent.

         CDS offers 900 number billing services for restaurant food delivery. Mr. Sherman, our Chief Executive Officer, founded and acts as Chief Executive Officer of CDS. We have no direct business relationships with CDS, except the license agreement granted by it to us which allows us to offer 900 billing services online.

ITEM 3. LEGAL PROCEEDINGS

         As of the date of this report there are no legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of its stockholders during the 2001 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTES

          The Company does not currently have its shares listed on any exchange but has applied through a market maker to have its shares listed on the NASD Over The Counter Bulletin Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company generated a net loss of $1,441,823 for the year ended December 31, 2001 compared to a net loss of $1,004,707 for the year ended December 31, 2000. The increased loss primarily resulted from an increase in payroll expenses of $118,000, an increase in professional fees of $132,000 and an increase in the non-cash charges associated with the issuance of common stock for services increased from $556,766 in 2000 to $932,026 in 2001. The Company, as a development company, has generated no material operating revenues as of December 31, 2001.

                                PLAN OF OPERATION

         We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2001 included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from online merchants and customers. We charge merchants a one-time processing fee of $199 to $2,499 depending upon the anticipated number of the merchant's online transactions, a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and an approximately $.15 per transaction service charge. We charge customers who purchase goods or services online a fee equal to 10% of the goods or services purchased and we limit their purchases to no more than $150 per month. Our costs for online transactions are comprised of AT&T's billing and collection charge of 8% of the amount of the transaction and a fixed fee of $.45 per transaction. AT&T earns this fee for providing the bills which the local telephone companies include in their monthly billing statements to their customers. Commencing in January 2003 AT&T will terminate providing this billing service, and we will use a private, third-party billing service in place of AT&T. All other aspects of AT&T's 900 services will remain the same, as will customer and merchant transaction procedures. It is possible that we will pay lower fees to a third-party billing service commencing in 2003, but we cannot be sure of this yet.

         We intend to establish a reserve of 3% of fees due to us from merchants to cover defaults, refusals to pay, disputes and other charge backs due to customer nonpayment. This reserve is larger than that of our competitors, which averages approximately 2% of such fees according to these competitors. We have not made any independent assessment of the sufficiency of the reserve amount, because we have not yet generated on line billing transactions that create receivables due from merchants. Accordingly, although we believe our reserve will be adequate to cover defaults and other charge backs, we cannot give any such assurance. We intend to evaluate this reserve on an ongoing basis to reflect our experience.

         Although we have generated only negligible revenue, we currently have billing agreements with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants in 2002, most of whom will be signed up through the efforts of our resellers. We currently have 11 such resellers who are existing Web merchants, Web designers and shopping cart software companies who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers provide for the 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancelable by either party on 30 days notice to the other.

         Commencing in the second quarter of 2002, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

         We also seek to enter into agreements with other online entities and Web sites to generate market awareness and usage of our eTELCHARGE icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

         Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers and AT&T and to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers. Commencing in the second quarter of 2002, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

         The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2001. We have not generated any revenue since our inception and since inception through the year ended December 31, 2001 we incurred a net loss of $2,472,931 to date including a net loss of $1,441,823 for the year ended December 31, 2001. Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $817,747 from inception through December 31, 2001 including $262,277 for the year ended December 31, 2001. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

         In January 2002 we issued 398,350 shares of our common stock to one of our employees for services provided to us, which we valued as $595,525. These services were provided to us in the first quarter of 2002 and will be charged to operation during this quarter.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the Index of Financial Statements which appears on page F-1 of this report. The Report of Independent Accountants, Financial Statements, Notes to Financial Statements and Financial Statement Schedule which are listed in the Index of the Financial Statements and which appear beginning on page F-2 of this report are incorporated into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following are the Company's current Directors and Officers:

         The following table sets forth information regarding our executive officers and directors, all of whom joined us at our inception in June 1999:

          NAME               AGE                  OFFICE
------------------------     ---   ------------------------------------
Carl O. Sherman.........      35   Chief Executive Officer and Director
Michelle R. Sherman.....      31   Secretary and Director
William L. Widman.......      61   Chief Financial Officer
Marvin Parish...........      49   Director
Robert Penn.............      35   Chief Technology Officer

         Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other except Carl O. Sherman is married to Michelle R. Sherman. Directors do not receive payment for attending Board meetings, but are reimbursed for out-of-pocket expenses.

         The following is a summary of the business experience of each of our executive officers and directors for at least the last five years:

         CARL O. SHERMAN cofounded our company and has served as Chief Executive Officer and a director since our inception in June 1999. Mr. Sherman has also been the Chief Executive Officer of Consumer Data Solutions Corp., a Dallas, Texas-based company engaged in consumer services, since 1993. He devotes 90% of his time to our affairs and 10% of his time to the affairs of CDS. Mr. Sherman was a Senior National Account Executive for Sprint Corporation from 1988 to 1993. He is married to Michelle R. Sherman.

         MICHELLE R. SHERMAN cofounded our company and has served as Secretary and a director since our inception in June 1999. Ms. Sherman has also been employed by Consumer Data Solutions Corp. as Operations Director and an account executive since July 1996. From 1993 to 1996 she was a project supervisor and customer service representative for ATC, Inc./AT&T Universal Card Project. Ms. Sherman is married to Carl O. Sherman.

         WILLIAM L. WIDMAN has been self-employed as a management consultant for small- and mid-size companies since 1990. From 1984 to 1990 Mr. Widman was President and Chief Executive Officer of City National Bank, a full service commercial bank based in Houston, Texas. From 1980 to 1984 Mr. Widman was the Executive Vice President and Senior Lending Officer for InterFirst Bank, with direct responsibility for lending and credit administration. Mr. Widman graduated from the State University of New York with a Bachelor of Arts degree in History and a minor in Business Administration. He devotes approximately ten hours per month to our affairs.

         MARVIN PARISH has been a Senior Vice President for Wells Fargo Bank since January 2000. From April 1997 to November 1999 he was a Senior Vice President for Chase Manhattan Bank in Dallas, Texas. From July 1978 to March 1997 he was employed in a number of capacities by NationsBank, leaving the bank as its Senior Vice President. Mr. Parish graduated with a Bachelor of Arts degree from Prairie View A&M University in 1975, with a concentration in management and economics.

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

ITEM 10. EXECUTIVE COMPENSATION

         None of our executive officers have received or currently receive compensation in excess of $100,000 per year. Mr. Sherman, our Chief Executive Officer, entered into a five-year employment agreement with us in December 1999 under which he receives an annual salary of $42,000 plus the issuance of 200,000 shares of our common stock over the term of the employment agreement cancelable by us at any time on two weeks notice. Mr. Sherman's compensation for the years ended December 31, 1999, 2000 and 2001 is set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM COMPENSATION
                                                               -------------------------------------------
                               ANNUAL COMPENSATION                          AWARDS               PAYOUTS
                    ---------------------------------------    ------------------------------   ----------
      (a)            (b)       (c)         (d)      (e)               (f)             (g)          (h)          (i)
      NAME                                         OTHER                           SECURITIES                   ALL
      AND                                          ANNUAL          RESTRICTED      UNDERLYING                  OTHER
   PRINCIPAL                                       COMPEN-           STOCK          OPTIONS/       LTIP       COMPEN-
   POSITION         YEAR   SALARY($)   BONUS($)   SATION($)         AWARD(S)         SARS(#)    PAYOUTS($)   SATION($)
---------------     ----   ---------   --------   ---------    ----------------    ----------   ----------   ---------
Carl O. Sherman     1999         -0-      -0-        -0-         7,712,970(1)          -0-          -0-         -0-
Chief Executive     2000      42,000      -0-        -0-       40,000 shares(2)        -0-          -0-         -0-
Officer             2001      57,000      -0-        -0-             -0-               -0-          -0-         -0-


----------
(1) Valued at $23,139.

(2) Valued at $39,634.

         None of our executive officers or directors has been granted stock options, warrants or similar securities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the ownership of our common stock as of December 31, 2001 by:

         o        The holders of more than 5% of our common stock;

         o        Each of our directors; and

         o        All of our directors and executive officers as a group.

         Each stockholder's address is in care of our company at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.


                                        NUMBER OF SHARES      PERCENT OF COMMON STOCK
     NAME OF BENEFICIAL OWNER         OF COMMON STOCK OWNED   OWNED PRIOR TO OFFERING
----------------------------------    ---------------------   -----------------------
Carl O. Sherman(1)................          5,567,913                  51.1%
Michelle R. Sherman(1)............          5,567,913                  51.1%
Marvin Parish.....................             13,880                     *
James E. May......................          1,016,120                   9.1%
Roger H. Wagner(2)................          1,330,000                  10.8%
Rodney L. Wagner(2)...............          1,330,000                  10.8%
All officers and directors
  as a group (five persons).......          5,581,793                  50.2%

----------
* Less than 1%

(1) Carl O. Sherman and Michelle R. Sherman are husband and wife and each share in the beneficial ownership of all 5,567,913 shares.

(2) Comprised of 180,000 shares of common stock and options to purchase 1,150,000 shares of common stock of which 750,000 shares are exercisable at $2.00 per share and 400,000 shares are exercisable at $2.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During November 2001, Carl O. Sherman, our Chief Executive Officer, advanced the Company $38,000 in exchange for a note payable. The note payable is uncollateralized, requires monthly interest payments at 12.25% and does not have a specific maturity date.

         In November 1999, we entered into a license agreement with Consumer Data Solutions Corp. under which CDS granted us an exclusive license to use its 900 number telephone billing software and assigned us its 900 telephone billing agreement with AT&T, in exchange for a cash payment of $116,500 and a royalty equal to 3% of our net income during the license period which we are obligated to pay to CDS. The license expires November 2098. Carl O. Sherman, our Chief Executive Officer and a director, is the controlling stockholder, Chief Executive Officer and a director of CDS.We believe that the terms of the license agreement with CDS are fair, reasonable and consistent with terms we could negotiate with unaffiliated third parties. In the future, any transactions with affiliated companies will be approved by a majority of the independent members of our board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)(1) Index to Financial Statements

         Please see the accompanying Index to Financial Statements which appears on page F-1 of this report. The Report of Independent Certified Public Accountants, Financial Statements and Notes to the Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-2 of this report are incorporated by reference into
     Item 7. above.

                                   SIGNATURES

         In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     eTELCHARGE.com, Inc.


Date: April 9,2002                   By         /s/ Carl O. Sherman
                                         Carl O. Sherman, Sr., President

         Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons on the dates indicated.

/s/ CARL O. SHERMAN              Chief Executive Officer and Director        April 9, 2002
------------------------
Carl O. Sherman

/s/ MICHELLE R. SHERMAN          Secretary and Director                      April 9, 2002
------------------------
Michelle R. Sherman

/s/ WILLIAM L. WIDMAN            Chief Financial Officer (Principal          April 9, 2002
------------------------         Accounting Officer
William L. Widman

/s/ MARVIN PARISH                Director                                    April 9, 2002
------------------------
Marvin Parish

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                             PAGE
                                                                                                             -----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS............................................................F-2

FINANCIAL STATEMENTS

    Balance Sheets ...........................................................................................F-3

    Statements of Operations .................................................................................F-4

    Statement of Changes in Shareholders' Equity (Deficit)....................................................F-5

    Statements of Cash Flows..................................................................................F-9

    Notes to Financial Statements............................................................................F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of ETELCHARGE.COM, INC.

We have audited the accompanying balance sheets of ETELCHARGE.COM, INC., (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended and the period from June 7, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETELCHARGE.COM, INC., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the period from June 7, 1999 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the development stage and has not generated revenue since its inception. In addition, at December 31, 2001, the Company's liabilities exceeded its assets by $190,953, certain obligations are past due and the Company currently has no funds available to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ King Griffin & Adamson P.C.
                                                 -------------------------------
                                                     KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
March 7, 2002

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS
                                                                         December 31,    December 31,
                                                                             2001           2000
                                                                         ------------    ------------

CURRENT ASSETS
   Cash                                                                  $        200    $     77,820
   Prepaid expenses                                                                --           2,000
   Employee advances                                                            1,190             535
                                                                         ------------    ------------
       Total current assets                                                     1,390          80,355

PROPERTY AND EQUIPMENT, net                                                    28,014          34,825

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of $43,750
     and $22,750 at December 31, 2001 and 2000, respectively                   19,250          40,250
   Deposits                                                                     1,000           1,000
                                                                         ------------    ------------
       Total other assets                                                      20,250          41,250
                                                                         ------------    ------------
TOTAL ASSETS                                                             $     49,654    $    156,430
                                                                         ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                        $      5,955    $         --
   Accrued compensation                                                        86,666          74,313
   Payroll tax obligation                                                      59,526              --
   Accounts payable                                                            51,460          11,404
   Accrued liabilities                                                             --          14,946
   Payable to related party                                                        --           4,000
                                                                         ------------    ------------
       Total current liabilities                                              203,607         104,663

NOTE PAYABLE TO SHAREHOLDER                                                    37,000              --

COMMITMENTS AND CONTINGENCIES (Notes C, D, and H)

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock; $.003 par value; 50,000,000 shares authorized;
     11,267,561 and 10,137,362 shares issued and outstanding at
     December 31, 2001 and 2000, respectively                                  33,803          30,412
   Additional paid-in capital                                               2,248,175       1,052,463
   Deficit accumulated during development stage                            (2,472,931)     (1,031,108)
                                                                         ------------    ------------
       Total shareholders' equity (deficit)                                  (190,953)         51,767
                                                                         ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $     49,654    $    156,430
                                                                         ============    ============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                       Period from
                                                                                       June 7, 1999
                                                          Year ended    Year ended    (inception) to
                                                         December 31,   December 31,   December 31,
                                                             2001           2000          2001
                                                         ------------   ------------  --------------

REVENUES                                                 $         --   $         --   $         --

GENERAL AND ADMINISTRATIVE EXPENSES                         1,446,471      1,006,187      2,479,059
                                                         ------------   ------------   ------------
       Net loss from operations                             1,446,471      1,006,187      2,479,059

OTHER INCOME                                                    4,648          1,480          6,128
                                                         ------------   ------------   ------------
       Net loss before provision for income taxes           1,441,823      1,004,707      2,472,931

PROVISION FOR INCOME TAXES                                         --             --             --
                                                         ------------   ------------   ------------
       Net loss                                          $  1,441,823   $  1,004,707   $  2,472,931
                                                         ============   ============   ============
NET LOSS PER SHARE, basic and diluted                    $       0.13   $       0.11
                                                         ============   ============
WEIGHTED AVERAGE SHARES
   OUTSTANDING, basic and diluted                          10,809,992      9,168,149
                                                         ============   ============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                  Common Stock
                                           -----------------------   Additional
                                            Number of                  Paid-in    Accumulated
                                             Shares       Amount       Capital       Deficit        Total
                                           ----------   ----------   ----------   ------------    ----------

Initial issuance of common stock for
  services (June 7, 1999) (Note E)          7,712,970   $   23,139   $       --    $       --    $   23,139

Deemed distribution related to
  purchase of asset from
  affiliate (Note D)                               --           --      (53,500)           --       (53,500)

Issuance of common stock for
  cash (November 27, 1999)                    400,000        1,200        8,800            --        10,000

Issuance of common stock for
  cash (December 10, 1999)                     40,000          120        9,880            --        10,000

Issuance of common stock for
  cash and receivable
  (December 17, 1999)                         600,000        1,800       28,200            --        30,000

Net loss for period                                --           --           --       (26,401)      (26,401)
                                           ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1999                8,752,970       26,259       (6,620)      (26,401)       (6,762)

Issuance of common stock for
  cash (January 14, 2000)                      36,667          110        5,390            --         5,500

Issuance of common stock for
  cash (January 28, 2000)                      20,000           60        9,910            --         9,970

Issuance of common stock for
  cash (February 7, 2000)                     240,000          720       11,280            --        12,000

Issuance of common stock for
  cash (March 14, 2000)                        10,000           30        2,470            --         2,500

Issuance of common stock for
  cash (April 13, 2000)                       368,000        1,104       62,896            --        64,000

Issuance of common stock for
  cash (June 30, 2000)                        195,000          585      291,915            --       292,500

Issuance of common stock for cash
   (numerous transactions during
  quarter ended September 30, 2000)            75,000          225      112,275            --       112,500


    The accompanying notes are an integral part of this financial statement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                 Common Stock
                                           -----------------------   Additional
                                            Number of                  Paid-in      Accumulated
                                             Shares       Amount       Capital        Deficit          Total
                                           ----------   ----------   ----------     -----------      ----------

Issuance of commons stock for
  services at fair value
  (December 10, 2000)                        21,050   $         63   $     31,512   $         --    $     31,575

Issuance of common stock in
  connection with capital raising
  (December 10, 2000)                       350,000          1,050        523,950             --         525,000

Issuance of common stock for
  cash (December 31, 2000)                    5,000             15          7,485             --           7,500

Adjustment to original share
  issuance                                   63,675            191             --             --             191

Net loss for year                                --             --             --     (1,004,707)     (1,004,707)
                                         ----------        -------     ----------    -----------      ----------

Balances at December 31, 2000            10,137,362         30,412      1,052,463     (1,031,108)         51,767

Issuance of common stock for
  cash (February 1, 2001)                    48,000            144         23,856             --          24,000

Issuance of common stock for
  services at fair value
  (February 14, 2001)                       305,380            916        151,797             --         152,713

Issuance of common stock for
  services at fair value
  (February 22, 2001)                       150,000            450         74,550             --          75,000

Issuance of common stock for
  cash (March 14, 2001)                      15,000             45         22,455             --          22,500

Issuance of common stock for
  cash (April 1, 2001)                        9,834             30         14,722             --          14,752

Issuance of common stock for
  cash (April 24, 2001)                      10,000             30         14,970             --          15,000

Issuance of common stock for
  cash (May 20, 2001)                        10,667             32         15,968             --          16,000


    The accompanying notes are an integral part of this financial statement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                  Common Stock
                                             ----------------------    Additional
                                             Number of                   Paid-in    Accumulated
                                              Shares       Amount        Capital      Deficit       Total
                                             ---------   ----------    -----------  ------------  -----------

Issuance of common stock for
  cash (May 25, 2001)                         10,000    $        30    $    14,970   $    --     $    15,000

Issuance of common stock for
  services at fair value
  (June 6, 2001)                              25,000             75         37,425        --          37,500

Issuance of common stock for
  cash (June 11, 2001)                        30,000             90         44,910        --          45,000

Issuance of common stock for
  services at fair value
  (June 12, 2001)                              5,000             15          7,485        --           7,500

Issuance of common stock for
  cash (June 18, 2001)                        20,000             60         29,940        --          30,000

Cancellation of common stock
  previously issued in
  initial issuance                           (30,000)           (90)            90        --              --

Issuance of common stock for
  services at fair value
  (August 31, 2001)                          350,000          1,050        523,950        --         525,000

Issuance of common stock for
  cash (August 31, 2001)                      10,000             30         14,970        --          15,000

Issuance of common stock for
  services at fair value
  (September 10, 2001)                        75,000            225         74,088        --          74,313

Issuance of common stock for
  services at fair value
  (September 11, 2001)                        40,000            120         59,880        --          60,000

Issuance of common stock for
  cash (September 20, 2001)                   20,000             60         29,940        --          30,000

Issuance of common stock for
  cash (September 21, 2001)                    5,000             15          9,985        --          10,000

    The accompanying notes are an integral part of this financial statement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                               Common Stock
                                        -------------------------    Additional
                                        Number of                     Paid-in       Accumulated
                                          Shares        Amount        Capital         Deficit         Total
                                        ----------   ------------   ------------   ------------    ------------

Issuance of common stock for
  cash (November 21, 2001)                  14,785   $         44   $     19,981   $         --    $     20,025

Issuance of common stock for
  property and equipment at fair
  value (November 21, 2001)                  3,200             10          4,790             --           4,800

Issuance of common stock for
  cash (December 3, 2001)                    3,333             10          4,990             --           5,000

Net loss for year                               --             --             --     (1,441,823)     (1,441,823)
                                       -----------   ------------   ------------   ------------    ------------
Balances at December 31, 2001           11,267,561   $     33,803   $  2,248,175   $ (2,472,931)   $   (190,953)
                                       ===========   ============   ============   ============    ============



    The accompanying notes are an integral part of this financial statement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                               Period from
                                                                                               June 7, 1999
                                                              Year ended      Year ended      (inception) to
                                                              December 31,    December 31,      December 31,
                                                                 2001            2000             2001
                                                              ------------    ------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $ (1,441,823)   $ (1,004,707)   $ (2,472,931)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                33,305          25,806          60,861
      Issuance of common stock for services                       932,026         556,766       1,511,931
   Changes in:
    Employee advances                                                (655)           (535)         (1,190)
    Prepaid expenses                                                2,000          (2,000)             --
    Other assets                                                       --          (1,000)         (1,000)
    Accounts payable                                               40,056          11,404          51,460
    Accrued compensation                                           12,353          74,313          86,666
    Payroll tax obligation                                         59,526              --          59,526
    Accrued liabilities                                           (14,946)         14,946              --
                                                             ------------    ------------    ------------
   Net cash used in operating activities                         (378,158)       (325,007)       (704,677)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (694)        (38,631)        (40,325)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in bank overdraft                                       5,955              --           5,955
   Proceeds from issuance of common stock                         262,277         506,470         817,747
   Payments on payable to related party                            (4,000)        (97,000)       (116,500)
   Payments on note payable to shareholder                         (1,000)             --          (1,000)
   Proceeds from note payable to shareholder                       38,000              --          38,000
   Cash received on receivable from shareholder                        --           1,000           1,000
                                                             ------------    ------------    ------------
   Net cash provided by financing activities                      301,232         410,470         745,202
                                                             ------------    ------------    ------------
INCREASE (DECREASE) IN CASH                                       (77,620)         46,832             200

Beginning cash                                                     77,820          30,988              --
                                                             ------------    ------------    ------------
Ending cash                                                  $        200    $     77,820    $        200
                                                             ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                Period from
                                                                                June 7, 1999
                                                  Year ended     Year ended    (inception) to
                                                  December 31,  December 31,   December 31,
                                                     2001           2000          2001
                                                 ------------   ------------   --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES
    Issuance of common stock in exchange for
     receivable from shareholder                 $         --   $         --   $      1,000
                                                 ============   ============   ============

    Issuance of payable to related party in
     exchange for proprietary rights             $         --   $         --   $    116,500
                                                 ============   ============   ============

    Property and equipment acquired through
     issuance of common stock                    $      4,800   $         --   $      4,800
                                                 ============   ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
   Cash paid during the period for:
    Interest                                     $         --   $         --   $         --
                                                 ============   ============   ============

    Income taxes                                 $         --   $         --   $         --
                                                 ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE A - HISTORY AND ORGANIZATION

ETELCHARGE.COM, INC. (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of the date of this report, the Company has not commenced significant operations. The Company is in the process of raising equity financing to fund its future operations and marketing its product to target customers. As such, the Company is considered to be in the development stage.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to five years, its estimated useful life. Expenditures which increase values or extend useful lives are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation of property and equipment totaled $12,305 and $4,806 for the years ended December 31, 2001 and 2000, respectively.

Proprietary Rights

Proprietary rights consist of certain exclusive rights that allow the Company's customers to charge meals and other consumer oriented goods to proprietary "900" telephone numbers obtained from AT&T. These rights expire in January 2003 and do not contain any cancellation provisions. The proprietary rights are being amortized using the straight-line method over their estimated useful life of three years which is the contractual life of the underlying agreement with AT&T. Amortization expense of proprietary rights totaled $21,000 for the years ended December 31, 2001 and 2000. These rights are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written-down to their fair value. There was no impairment of the value of such assets for the years ended December 31, 2001 and 2000.

Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written-down to their fair value. There was no impairment of the value of such assets for the years ended December 31, 2001 and 2000.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $46,000 and $67,000 for the years ended December 31, 2001 and 2000, respectively.

Revenue Recognition

The Company recognizes revenue is accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements". Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants will be recognized as online purchases from customers are processed and will typically range from 5% to 8% of the purchase price, plus $0.15 per transaction and will be non-refundable. Customer fee revenue will be recognized upon shipment by the online merchant to the customer and will typically be 10% of the purchase price and will be refundable should the merchant approve the customer dispute. All funds will be remitted directly to the Company. The Company expects to enter into 2 to 3 year agreements with merchants, such agreements do not contain cancelation clauses. The direct costs of providing these services which includes a transaction charge by the carrier of approximately 6% of the purchase price and a useage charge per minute will be expensed as incurred.

Stock-Based Compensation

The Company accounts for common stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, the Company recognizes compensation expense as shares are earned under terms of various employment agreements based on the fair value of the common stock. Fair value is calculated using the average cash sales price of the Company's common stock during each month in which the shares are earned.

The Company accounts for common stock issued to non-employees using Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," and the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.


The Company accounts for employee stock options in accordance with APB 25, under which, the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by FAS 123, which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of FAS 123 and EITF 96-18 for equity instruments granted to non-employees.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of basic and diluted common shares outstanding.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these financial instruments. The carrying amount of the note payable approximates fair value based on the Company's ability to obtain similar advances.

Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supercedes FAS 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 establishes a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to FAS 121. FAS 144 retains the requirements of FAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and the fair value of the asset. FAS 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation period for groups of assets and liabilities. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company believes the adoption of FAS 144 will not have a material impact on its financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles Assets" ("FAS 142"). Under the new rules, goodwill and intangible assets that are deemed to have indefinite lives are no longer amortized but are reviewed annually for impairment. The provisions of FAS 142 are required for fiscal years beginning after December 15, 2001, although earlier adoption is permitted for companies with fiscal years beginning after March 31, 2001, provided that no interim financial statements have been issued. The Company believes the adoption of FAS 142 will not have a material impact on its financial position or results of operation.


NOTE C - GOING CONCERN UNCERTAINTY

The Company is currently in the development stage and has generated no revenues. The Company has incurred $2,472,931 in losses since its inception including $23,129 of services provided by its founder paid for through the initial issuance of common stock. In addition, at December 31, 2001, the Company's liabilities exceeded its assets by $190,953, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised approximately $818,000 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company, also anticipates generating revenues during the second quarter of 2002 which will assist in meeting its current operating obligations. The Company may also receive funds generated from exercise of the stock options discussed in Note K. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

NOTE D - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During 1999, the Company purchased proprietary rights from a related company, Consumer Data Solutions Corp. ("CDS"), which has the same majority shareholder as ETELCHARGE.COM, INC., for $116,500 payable under a repayment agreement which required monthly payments ranging from $7,500 to $8,500 through January 2001. The repayment agreement is unsecured and does not bear interest. In addition, the agreement requires the Company to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of proprietary rights (which equates to net income of the Company) beginning January 1, 2001.

As these rights were purchased from a related entity, the asset was recorded by the Company at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a contra to additional paid-in capital. Amounts payable to CDS totaled $0 and $4,000 at December 31, 2001 and 2000, respectively.


NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

During 2001 and 2000, the Company raised $262,277 and $506,470, respectively, in cash proceeds through private placement offerings. The Company also issued 603,626 and 21,050 shares of common stock at fair value for services rendered in 2001 and 2000, respectively, as well as 350,000 shares of common stock under an agreement for consulting related to the private placement offerings. Upon inception, the Company issued 7,776,645 shares of common stock (7,712,970 original shares of common stock plus an adjustment of 63,675 shares of common stock) to its President and Chief Executive Officer in exchange for services.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE F - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2001 and 2000, consist of the following:

                                                   2001            2000
                                               -------------    ------------

   Current deferred tax asset                  $          --    $         --
   Non-current deferred tax asset                    264,781         128,468
   Valuation allowance                              (264,781)       (128,468)
                                               -------------    ------------
                                               $          --    $         --
                                               =============    ============

The non-current deferred tax asset results from capitalized proprietary rights, which are amortized for income tax purposes using a different life than for financial reporting purposes and the net operating loss carryforward of approximately $752,000 at December 31, 2001, which begins to expire in 2015. A valuation allowance has been recorded to offset all of the net deferred tax assets due to the uncertainty of generating future taxable income.

The Company's income tax expense (benefit) for the years ended December 31, 2001 and 2000, differed from the statutory federal rate of 34 percent as follows:

                                                                       2001             2000
                                                                   -------------    ------------

   Statutory rate applied to loss before income taxes              $    (490,220)   $   (341,600)
   Items not deductible for income tax purposes                          353,907         214,887
   Increase in valuation allowance                                       136,313         126,713
                                                                   -------------    ------------
   Income tax expense (benefit)                                    $          --    $         --
                                                                   =============    ============


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000, consists of the following:

                                                              2001            2000
                                                         -------------    --------------

   Office equipment                                      $      30,208    $       29,958
   Furniture and fixtures                                       14,917             9,673
                                                         -------------    --------------
                                                                45,125            39,631
   Less accumulated depreciation                               (17,111)           (4,806)
                                                         -------------    --------------
                                                         $      28,014    $       34,825
                                                         =============    ==============

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE H - COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999 the Company entered into a five-year employment contract with its CEO, which requires the Company to issue 200,000 shares of common stock as compensation over the term of the contract. In the event of termination, the stock issuance will be prorated based on the portion of the five-year term served. The Company has accrued $53,300 and $39,633 of compensation at December 31, 2001 and 2000, respectively, which represents the fair value of the portion of shares earned and not yet issued at December 31, 2001 and 2000, respectively. As of December 31, 2001, 40,000 shares of stock have been issued under this agreement.

Effective December 28, 1999, the Company entered into a two-year employment contract with an employee which requires the Company to issue 50,000 shares of common stock as compensation over the term of the contract. The Company has accrued $33,366 and $24,771 of compensation at December 31, 2001 and 2000, respectively, which represents the fair value of the portion of shares earned and not yet issued at December 31, 2001 and 2000, respectively. As of December 31, 2001, 25,000 shares of stock have been issued under this agreement.

Effective December 28, 1999 the Company entered into a one-year employment contract with an employee, which requires the Company to issue 10,000 shares of common stock as compensation over the term of the contract. The Company had accrued $9,909 of compensation expense at December 31, 2000, which represented the fair value of the portion of shares earned at December 31, 2000. These shares were issued during the year ended December 31, 2001.

The Company has a business relationship (affinity program) with a charitable organization that requires the Company to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

At December 31, 2001, future minimum commitments under non-cancelable operating leases are as follows:

            Years ending
            December 31,
            ------------
                2002                      $     12,000
                2003                             7,000
                                          ------------
                                          $     19,000
                                          ============

Rent expense totaled approximately $12,000 and $5,000 for the years ended December 31, 2001 and 2000, respectively.


NOTE I - PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2001. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2001 is $59,526 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

NOTE J - NOTE PAYABLE TO SHAREHOLDER

At December 31, 2001, the Company has an uncollateralized note payable to a shareholder in the amount of $37,000 with interest only payments due monthly at 12.25% with no specified maturity date. This obligation is classified as a long-term liability based on the Company's and the note holder's intent.


NOTE K - STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, the Company granted options to a consulting firm to purchase 2,300,000 shares of common stock. 1,500,000 options have an exercise price of $2.00 per share and 800,000 options have an exercise price of $2.50 per share. The options vest immediately upon approval by the Securities and Exchange Commission (SEC) of the Company's form SB-2, which is expected to occur in March or April of 2002, and expire one year after the approval of the form SB-2 by the SEC. The Company has estimated the fair value of this option grant using the Black-Scholes option-pricing model with the following assumptions:

   Dividend yield...........................................0%
   Expected volatility......................................0%
   Risk-free interest rate..................................5%
   Expected life........................................1 year

On the grant date, the exercise price of these options exceeded the fair value calculated under the Black-Scholes model and thus, no consulting expense has been recorded associated with this stock option grant.

A summary of these options as of December 31, 2001 and changes during the year ended December 31, 2001 are as follows:

                                                       Weighted
                                                        Average
                                                        Exercise            Range of
                                         Options          Price           Exercise Price
                                       ----------     -----------      ------------------
Outstanding at January 1, 2001                 --           --          n/a          n/a

Granted                                 2,300,000         2.17         2.00         2.50
                                       ----------
Outstanding at December 31, 2001        2,300,000         2.17         2.00         2.50
                                       ==========

NOTE L - SUBSEQUENT EVENT

Effective January 7, 2002, the Company issued 398,350 shares of its common stock to an employee for services to be rendered in the first quarter of 2002. These services, valued at $595,525, (the value is based upon the most recent cash price received by the Company for its shares) will be charged to operations during the first quarter of 2002.