Form 10QSB
period 2002-03-31
ETELCHARGE COM INC
filed 2002-06-10
CIK 1112682

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

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

                               ETELCHARGE.COM, INC
                         1636 N. HAMPTON ROAD, SUITE 270
                              DE SOTO, TEXAS 75115.
                                 (972) 298-3800

     (Address and telephone number of issuer's principal executive offices)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange act after the distribution of securities under a plan confirmed by a court.

Yes   X      No
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 11,693,776

         Transitional Small Business Disclosure Format (check one):

Yes   X      No
    -----       -----

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)




PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

       Balance Sheets                                                                                   2

       Statements of Operations                                                                         3

       Statements of Cash Flows                                                                         4

       Notes to Financial Statements                                                                    6

    Item 2. Management's Discussion and Analysis or Plan of Operations                                  7


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                         11

    Item 2.  Changes in Securities                                                                     11

    Item 3.  Defaults Upon Senior Securities                                                           11

    Item 4.  Submission of Matters to a Vote of Securities Holders                                     12

    Item 5.  Other Information                                                                         12

    Item 6.  Exhibits and Reports on Form 8-K                                                          12


SIGNATURES                                                                                             12

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                  (Unaudited)
                                                                                    March 31,     December 31,
                                                                                      2002           2001
                                                                                  ------------    ------------

CURRENT ASSETS
   Cash                                                                           $        200    $        200
   Employee advances                                                                     1,390           1,190
                                                                                  ------------    ------------

      Total current assets                                                               1,590           1,390

PROPERTY AND EQUIPMENT, net                                                             24,914          28,014

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of
     $49,000 (unaudited) and $43,750 at March 31, 2002
     and December 31, 2001, respectively                                                14,000          19,250
   Deposits                                                                              1,000           1,000
                                                                                  ------------    ------------

      Total other assets                                                                15,000          20,250
                                                                                  ------------    ------------

TOTAL ASSETS                                                                      $     41,504    $     49,654
                                                                                  ============    ============

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                                 $      2,045    $      5,955
   Accrued compensation                                                                109,416          86,666
   Payroll tax obligation                                                               67,340          59,526
   Accounts payable                                                                     66,098          51,460
   Pending stock subscriptions                                                          32,449              --
                                                                                  ------------    ------------

      Total current liabilities                                                        277,348         203,607

NOTE PAYABLE TO SHAREHOLDER                                                             34,249          37,000

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock -- $.003 par value; 10,000,000 shares authorized; 11,693,776
  (unaudited) and 11,267,561 issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively                               35,082          33,803
  Additional paid-in capital                                                         2,880,627       2,248,175
  Deficit accumulated during development stage                                      (3,185,802)     (2,472,931)
                                                                                  ------------    ------------

      Total shareholders' deficit                                                     (270,093)       (190,953)
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                       $     41,504    $     49,654
                                                                                  ============    ============

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                            Period from
                                                                Three          Three        June 7, 1999
                                                             months ended   months ended   (inception) to
                                                               March 31,      March 31,      March 31,
                                                                 2002           2001           2002
                                                             ------------   ------------   -------------
REVENUES                                                     $         --   $         --   $

GENERAL AND ADMINISTRATIVE EXPENSES                               713,427        153,457      3,192,486
                                                             ------------   ------------   ------------

   Loss from operations                                           713,427        153,457      3,192,486

OTHER INCOME                                                          556            115          6,684
                                                             ------------   ------------   ------------

   Loss before provision for income taxes                         712,871        153,342      3,185,802

PROVISION FOR INCOME TAXES                                             --             --             --
                                                             ------------   ------------   ------------

   Net loss                                                  $    712,871   $    153,342   $  3,185,802
                                                             ============   ============   ============

Net loss per share - basic and diluted                       $       0.06   $       0.01
                                                             ============   ============

Weighted average shares outstanding - basic and diluted        11,648,269     10,388,841
                                                             ============   ============

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       Period from
                                                       Three months    Three months    June 7, 1999
                                                          ended           ended       (inception) to
                                                         March 31,       March 31,       March 31,
                                                           2002            2001            2002
                                                       ------------    ------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (712,871)   $   (153,342)   $ (3,185,802)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                          8,350           8,318          69,211
       Issuance of common stock for services                605,025          35,633       2,116,956
   Changes in:
     Employee advances                                         (200)             --          (1,390)
     Prepaid expenses                                            --           2,000              --
     Other assets                                                --              --          (1,000)
     Accounts payable                                        14,638         (11,404)         66,098
     Accrued compensation                                    22,750          13,540         109,416
     Payroll tax obligation                                   7,814              --          67,340
     Accrued liabilities                                         --          (6,506)             --
                                                       ------------    ------------    ------------

         Net cash used in operating activities              (54,494)       (111,761)       (759,171)
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                            --            (744)        (40,325)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                     (3,910)             --           2,045
   Proceeds from issuance of common stock                    28,706          46,500         846,453
   Payments on note payable to shareholder                   (2,751)             --          (3,751)
   Proceeds from note payable to shareholder                     --              --          38,000
   Cash received on pending stock subscriptions              32,449              --          32,449
   Cash received on receivable from shareholder                  --              --           1,000
   Payments on payable to related party                          --          (4,000)       (116,500)
                                                       ------------    ------------    ------------

       Net cash provided by financing activities             54,494          42,500         799,696
                                                       ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                      --         (70,005)            200

Beginning cash                                                  200          77,820              --
                                                       ------------    ------------    ------------

Ending cash                                            $        200    $      7,815    $        200
                                                       ============    ============    ============

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder                 $         --   $         --   $      1,000
                                                     ============   ============   ============
       Issuance of payable to related party in
         exchange for proprietary rights             $         --   $         --   $    116,500
                                                     ============   ============   ============
       Issuance of common stock recorded as
         prepaid expense                             $         --   $     71,266   $     71,266
                                                     ============   ============   ============
       Property and equipment acquired through
         issuance of common stock                    $         --   $         --   $      4,800
                                                     ============   ============   ============
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                    $         --   $         --   $         --
                                                     ============   ============   ============
         Income taxes                                $         --   $         --   $         --
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

2. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

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

3. GOING CONCERN

The Company is currently in the development stage and has generated no revenues. The Company has incurred $3,185,802 in losses since its inception. In addition, at March 31, 2002, the Company's liabilities exceeded its assets by $270,093, certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised approximately $846,000 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company also anticipates generating revenues during the second quarter of 2002 which will assist in meeting its current operating obligations. The Company may also receive funds generated from exercise of the stock options discussed in Note 6. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

4. COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999, the Company entered into employment contracts with its CEO and two employees for terms ranging from 1 to 5 years which require the Company to issue 260,000 shares of common stock as compensation over the terms of the contracts. In the event of termination, the stock issuances will be prorated based on the portion of the contract term served. The Company has accrued $109,416 of compensation at March 31, 2002, including $22,750 for the three months ended March 31, 2002, which represents the estimated fair value of the portion of the shares earned but not yet issued at March 31, 2002. 75,000 shares of stock have been issued under these agreements as of March 31, 2002.

5. SHARES ISSUED FOR SERVICES

Effective January 7, 2002, the Company issued 398,350 shares of its common stock to an employee for services rendered during the first quarter of 2002. These services, valued at $597,525, (based upon the most recent cash price received by the Company for its shares) were charged to operations during the first quarter of 2002.

6. STOCK OPTIONS

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

7. PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2001 and the three months ended March 31, 2002. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at March 31, 2002 is $67,340 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

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

    Although we have generated only negligible revenue, we currently have billing agreements with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants in 2002, most of whom will be signed up through the efforts of our resellers. We currently have 11 such resellers who are existing Web merchants, Web designers and shopping cart software companies who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers provide for the 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancellable by either party on 30 days notice to the other.

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

    The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2001. We have not generated any revenue since our inception and we incurred a net loss of $2,472,931 for the year ended December 31, 2001 and incurred a net loss of $712,871 during the first quarter of 2002. To date, our operations have been funded solely through the issuance of our common shares. To date, total cash proceeds for the issuance of common shares totals $846,453. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

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


                                           Etelcharge.com, Inc.



Date: June 10, 2002                         By        /s/ Carl O. Sherman
                                             -----------------------------------
                                              Carl O. Sherman, Sr., President