Form 10QSB
period 2002-06-30
ETELCHARGE COM INC
filed 2002-08-20
CIK 1112682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (June 30, 2002): 11,757,574
                                                                    ------------

         Transitional Small Business Disclosure Format (check one):

Yes                      No        X
    --------------------    --------------------

                           FORWARD-LOOKING STATEMENTS

IN  ADDITION  TO  HISTORICAL  INFORMATION,  THE  FORM  10-QSB  CONTAINS  CERTAIN
FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO FALL WITHIN THE SAFE HARBOR PROVISIONS THEREOF. THIS STATEMENT IS INCLUDED HEREIN FOR THE EXPRESS PURPOSE OF AVAILING THE COMPANY OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. SUCH FORWARD LOOKING STATEMENTS REFLECT THE CURRENT VIEWS OF THE COMPANY AND ITS MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE, AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER SUBSTANTIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS. THE WORDS ANTICIPATES, BELIEVES, EXPECTS, INTENDS, FUTURE, PROJECTED, PLANS, PLANNED, OBJECTIVE AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER SPECIFIC RISK FACTORS DESCRIBED HEREIN AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH ARE APPLICABLE ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                        2

       Statements of Operations                                              3

       Statements of Cash Flows                                              5

       Notes to Financial Statements                                         7

    Item 2. Management's Discussion and Analysis or Plan of Operations.      9


PART II - OTHER INFORMATION                                                 13


SIGNATURES                                                                  13



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets

                                     ASSETS
                                                                   (Unaudited)
                                                                     June 30,      December 31,
                                                                        2002            2001
                                                                   ------------    ------------
CURRENT ASSETS
   Cash                                                            $      4,427    $        200
   Employee advances                                                      1,587           1,190
                                                                   ------------    ------------

      Total current assets                                                6,014           1,390

PROPERTY AND EQUIPMENT, net                                              21,899          28,014

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of
     $54,250 (unaudited) and $43,750 at June 30, 2002
     and December 31, 2001, respectively                                  8,750          19,250
   Deposits                                                               1,000           1,000
                                                                   ------------    ------------

      Total other assets                                                  9,750          20,250
                                                                   ------------    ------------

TOTAL ASSETS                                                       $     37,663    $     49,654
                                                                   ============    ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                  $       --      $      5,955
   Accrued compensation                                                 124,415          86,666
   Payroll tax obligation                                                69,094          59,526
   Accounts payable                                                      85,383          51,460
   Pending stock subscriptions                                           72,300            --
                                                                   ------------    ------------

      Total current liabilities                                         351,192         203,607

NOTE PAYABLE TO SHAREHOLDER                                              31,249          37,000

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock -- $.003 par value; 10,000,000 shares authorized;
    11,757,574 (unaudited) and 11,267,561 issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively                 35,273          33,803
  Additional paid-in capital                                          2,956,133       2,248,175
  Deficit accumulated during development stage                       (3,336,184)     (2,472,931)
                                                                   ------------    ------------

      Total shareholders' deficit                                      (344,778)       (190,953)
                                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $     37,663    $     49,654
                                                                   ============    ============


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)


                                                              Three          Three
                                                          months ended   months ended
                                                            June 30,       June 30,
                                                               2002           2001
                                                          ------------   ------------

REVENUES                                                  $       --     $       --

GENERAL AND ADMINISTRATIVE EXPENSES                            152,096        216,995
                                                          ------------   ------------

   Loss from operations                                        152,096        216,995

OTHER INCOME                                                     1,714          1,715
                                                          ------------   ------------

   Loss before provision for income taxes                      150,382        215,280

PROVISION FOR INCOME TAXES                                        --             --
                                                          ------------   ------------

   Net loss                                               $    150,382   $    215,280
                                                          ============   ============

Net loss per share - basic and diluted                    $       0.01   $       0.02
                                                          ============   ============

Weighted average shares outstanding - basic and diluted     11,742,795     10,697,855
                                                          ============   ============


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)


                                                                                             Period from
                                                                Six              Six         June 7, 1999
                                                           months ended     months ended    (inception) to
                                                             June 30,         June 30,         June 30,
                                                                 2002             2001             2002
                                                          --------------   --------------   --------------

REVENUES                                                  $         --     $         --     $         --

GENERAL AND ADMINISTRATIVE EXPENSES                              865,523          370,452        3,344,582
                                                          --------------   --------------   --------------

   Loss from operations                                          865,523          370,452        3,344,582

OTHER INCOME                                                       2,270            1,830            8,398
                                                          --------------   --------------   --------------

   Loss before provision for income taxes                        863,253          368,622        3,336,184

PROVISION FOR INCOME TAXES                                          --               --               --
                                                          --------------   --------------   --------------

   Net loss                                               $      863,253   $      368,622   $    3,336,184
                                                          ==============   ==============   ==============

Net loss per share - basic and diluted                    $         0.07   $         0.03
                                                          ==============   ==============

Weighted average shares outstanding - basic and diluted       11,695,532       10,538,116
                                                          ==============   ==============


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows (Unaudited)



                                                                                         Period from
                                                     Six months        Six months       June 7, 1999
                                                        ended             ended        (inception) to
                                                      June 30,          June 30,          June 30,
                                                          2002              2001              2002
                                                   --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $     (863,253)   $     (368,622)   $   (3,336,184)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                       16,700            15,686            77,561
       Issuance of common stock for services              662,400            96,582         2,174,331
   Changes in:
     Employee advances                                       (397)              535            (1,587)
     Prepaid expenses                                        --               2,000              --
     Other assets                                            --                --              (1,000)
     Accounts payable                                      33,923           (11,404)           85,383
     Accrued compensation                                  37,749            37,916           124,415
     Payroll tax obligation                                 9,568              --              69,094
     Accrued liabilities                                     --               3,003              --
                                                   --------------    --------------    --------------

         Net cash used in operating activities           (103,310)         (224,304)         (807,987)
                                                   --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                         (85)             --             (40,410)
                                                   --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                   (5,955)             --                --
   Proceeds from issuance of common stock                  47,028           182,251           864,775
   Payments on note payable to shareholder                 (5,751)             --              (6,751)
   Cash received on pending stock subscription             72,300              --              72,300
   Cash received on receivable from shareholder              --                --               1,000
   Proceeds from notes payable shareholder                   --                --              38,000
   Payments on payable to related party                      --              (4,000)         (116,500)
                                                   --------------    --------------    --------------

       Net cash provided by financing activities          107,622           178,251           852,824
                                                   --------------    --------------    --------------

INCREASE (DECREASE) IN CASH                                 4,227           (46,053)            4,427

Beginning cash                                                200            77,820              --
                                                   --------------    --------------    --------------

Ending cash                                        $        4,427    $       31,767    $        4,427
                                                   ==============    ==============    ==============


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                Statements of Cash Flows (Unaudited) - Continued


                                                                                    Period from
                                                    Six months       Six months     June 7, 1999
                                                       ended            ended      (inception) to
                                                     June 30,         June 30,         June 30,
                                                         2002             2001             2002
                                                  --------------   --------------   --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder              $         --     $         --     $        1,000
                                                  ==============   ==============   ==============

       Issuance of payable to related party in
         exchange for proprietary rights          $         --     $         --     $      116,500
                                                  ==============   ==============   ==============

       Property and equipment acquired through
         Issuance of common stock                 $         --     $         --     $        4,800
                                                  ==============   ==============   ==============

       Issuance of common stock recorded as
         prepaid expense                          $         --     $       17,817   $         --
                                                  ==============   ==============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                 $         --     $         --     $         --
                                                  ==============   ==============   ==============

         Income taxes                             $         --     $         --     $         --
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


2.       BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended December 31, 2001.

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended June 30, 2002 are not necessarily indicative of the results which can be expected for the entire year.


3.       GOING CONCERN

The Company is currently in the development stage and has generated no revenues. The Company has incurred $3,336,184 in losses since its inception. In addition, at June 30, 2002, the Company's liabilities exceeded its assets by $344,778, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised approximately $864,000 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company also anticipates generating revenues during the fourth quarter of 2002 which will assist in meeting its current operating obligations. The Company may also receive funds generated from exercise of the stock options discussed in Note 6. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.


4.       COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999, the Company entered into employment contracts with its CEO and two employees for terms ranging from 1 to 5 years which require the Company to issue 260,000 shares of common stock as compensation over the terms of the contracts. In the event of termination, the stock issuances will be prorated based on the portion of the contract term served. The Company has accrued $124,415 of compensation at June 30, 2002, including $15,000 for the three months ended June 30, 2002, which represents the estimated fair value of the portion of the shares earned but not yet issued at June 30, 2002. 75,000 shares of stock have been issued under these agreements as of June 30, 2002.

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


7.       PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2001 and the six months ended June 30, 2002. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at June 30, 2002 is $69,094 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

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

         Although we have generated only negligible revenue, we currently have billing agreements with 16 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants in 2002, most of whom will be signed up through the efforts of our resellers. We currently have 11 such resellers who are existing Web merchants, Web designers and shopping cart software companies who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers provide for the 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancellable by either party on 30 days notice to the other.

         Commencing in the fourth quarter of 2002, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

         We also seek to enter into agreements with other online entities and Web sites to generate market awareness and usage of our eTELCHARGE icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

         Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers and AT&T and to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers. Commencing in the fourth quarter of 2002, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

         The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2001. We have not generated any revenue since our inception and we incurred a net loss of $2,472,931 for the year ended December 31, 2001 and incurred a net loss of $863,253 during the first six months of 2002. To date, our operations have been funded solely through the issuance of our common shares. To date, total cash proceeds for the issuance of common shares totals $864,775. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Changes in Securities.

NONE.

Item 3. Defaults Upon Senior Securities.

NONE.

Item 4. Submission of Matters to a Vote of Securities Holders.

NONE.

Item 5. Other Information.

NONE.

Item 6. Exhibits and Reports on Form 8-K.

99.1 Certification of Chief Executive OfficerPursuant to 18 U.S.C. Section 1350,as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Etelcharge.com, Inc.



Date:   August 19, 2002                By /s/ Carl O. Sherman, Sr.
                                         ---------------------------------------
                                         Carl O. Sherman, Sr., President
                                         (Chief Executive and Financial Officer)

                                  EXHIBIT INDEX

99.1     Certification  of Sole Director and Officer Re:  Sarbanes-Oxley  Act of
         2002