Form 10QSB
period 2002-09-30
ETELCHARGE COM INC
filed 2002-11-15
CIK 1112682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number 000-30479
                      ----------

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

Yes X   No
   ---    ---
                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange act after the distribution of securities under a plan confirmed by a court.

Yes      No
   ---     ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (September 30, 2002):
11,848,248

         Transitional Small Business Disclosure Format (check one):

Yes     No X
   ---    ---

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

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                        2

       Statements of Operations                                              3

       Statements of Cash Flows                                              5

       Notes to Financial Statements                                         7

    Item 2. Management's Discussion and Analysis or Plan of Operations.      9

    Item 3. Controls and Procedures                                         13


PART II - OTHER INFORMATION                                                 13


SIGNATURES                                                                  14


                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets


                                     ASSETS
                                                                    (Unaudited)
                                                                   September 30,     December 31,
                                                                         2002             2001
                                                                   -------------    -------------

CURRENT ASSETS
   Cash                                                            $       6,843    $         200
   Employee advances                                                         751            1,190
                                                                   -------------    -------------

      Total current assets                                                 7,594            1,390

PROPERTY AND EQUIPMENT, net                                               18,800           28,014

OTHER ASSETS
   Proprietary rights, net of accumulated amortization of
     $59,500 (unaudited) and $43,750 at September 30, 2002
     and December 31, 2001, respectively                                   3,500           19,250
   Deposits                                                                1,000            1,000
                                                                   -------------    -------------

      Total other assets                                                   4,500           20,250
                                                                   -------------    -------------

TOTAL ASSETS                                                       $      30,894    $      49,654
                                                                   =============    =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                  $        --      $       5,955
   Accrued compensation                                                  139,415           86,666
   Payroll tax obligation                                                 73,241           59,526
   Accounts payable                                                       91,700           51,460
                                                                   -------------    -------------

      Total current liabilities                                          304,356          203,607

NOTE PAYABLE TO SHAREHOLDER                                               31,249           37,000

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock -- $.003 par value; 10,000,000 shares authorized;
  11,848,248 (unaudited) and 11,267,561 issued and outstanding
    at September 30, 2002 and December 31, 2001, respectively             35,545           33,803
  Additional paid-in capital                                           3,073,259        2,248,175
  Deficit accumulated during development stage                        (3,413,515)      (2,472,931)
                                                                   -------------    -------------

      Total shareholders' deficit                                       (304,711)        (190,953)
                                                                   -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $      30,894    $      49,654
                                                                   =============    =============

The accompanying notes are an integral part of these financial statements.



                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)


                                                               Three          Three
                                                           months ended    months ended
                                                          September 30,   September 30,
                                                                2002            2001
                                                          -------------   -------------
REVENUES                                                  $        --     $        --

GENERAL AND ADMINISTRATIVE EXPENSES                              78,567         655,016
                                                          -------------   -------------

   Loss from operations                                          78,567         655,016

OTHER INCOME                                                      1,236           1,855
                                                          -------------   -------------

   Loss before provision for income taxes                        77,331         653,161

PROVISION FOR INCOME TAXES                                         --              --
                                                          -------------   -------------

   Net loss                                               $      77,331   $     653,161
                                                          =============   =============

Net loss per share - basic and diluted                    $        0.01   $        0.06
                                                          =============   =============

Weighted average shares outstanding - basic and diluted      11,814,581      10,865,419
                                                          =============   =============















The accompanying notes are an integral part of these financial statements.





                                                         ETELCHARGE.COM, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                 Statements of Operations (Unaudited)


                                                                                           Period from
                                                               Nine            Nine       June 7, 1999
                                                           months ended    months ended  (inception) to
                                                          September 30,   September 30,   September 30,
                                                                2002            2001            2002
                                                          -------------   -------------   -------------
REVENUES                                                  $        --     $        --     $        --

GENERAL AND ADMINISTRATIVE EXPENSES                             944,090       1,025,468       3,423,149
                                                          -------------   -------------   -------------

   Loss from operations                                         944,090       1,025,468       3,423,149

OTHER INCOME                                                      3,506           3,685           9,634
                                                          -------------   -------------   -------------

   Loss before provision for income taxes                       940,584       1,021,783       3,413,515

PROVISION FOR INCOME TAXES                                         --              --              --
                                                          -------------   -------------   -------------

   Net loss                                               $     940,584   $   1,021,783   $   3,413,515
                                                          =============   =============   =============
Net loss per share - basic and diluted                    $        0.08   $        0.10
                                                          =============   =============

Weighted average shares outstanding - basic and diluted      11,738,736      10,650,989
                                                          =============   =============


















The accompanying notes are an integral part of these financial statements.


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows (Unaudited)



                                                                                     Period from
                                                    Nine months      Nine months     June 7, 1999
                                                       ended            ended       (inception) to
                                                   September 30,    September 30,    September 30,
                                                          2002             2001             2002
                                                   -------------    -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $    (940,584)   $  (1,021,783)   $  (3,413,515)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                      25,049           23,799           85,910
       Issuance of common stock for services             677,400          639,399        2,189,331
   Changes in:
     Employee advances                                       439             (955)            (751)
     Prepaid expenses                                       --              2,000             --
     Other assets                                           --               --             (1,000)
     Accounts payable                                     40,240          (11,404)          91,700
     Accrued compensation                                 52,749           62,291          139,415
     Payroll tax obligation                               13,715             --             73,241
     Accrued liabilities                                    --             15,446             --
                                                   -------------    -------------    -------------

         Net cash used in operating activities          (130,992)        (291,207)        (835,669)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (85)            --            (40,410)
                                                   -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                  (5,955)            --               --
   Proceeds from issuance of common stock                149,426          207,251          967,173
   Payments on note payable to shareholder                (5,751)            --             (6,751)
   Cash received on pending stock subscription              --             32,500             --
   Cash received on receivable from shareholder             --               --              1,000
   Proceeds from notes payable shareholder                  --               --             38,000
   Payments on payable to related party                     --             (4,000)        (116,500)
                                                   -------------    -------------    -------------

       Net cash provided by financing activities         137,720          235,751          882,922

INCREASE (DECREASE) IN CASH                                6,643          (55,456)           6,843

Beginning cash                                               200           77,820             --
                                                   -------------    -------------    -------------

Ending cash                                        $       6,843    $      22,364    $       6,843
                                                   =============    =============    =============










The accompanying notes are an integral part of these financial statements.


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                Statements of Cash Flows (Unaudited) - Continued


                                                                                   Period from
                                                   Nine months     Nine months    June 7, 1999
                                                      ended           ended      (inception) to
                                                  September 30,   September 30,   September 30,
                                                        2002            2001            2002
                                                  -------------   -------------   -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder              $        --     $        --     $       1,000
                                                  =============   =============   =============
       Issuance of payable to related party in
         exchange for proprietary rights          $        --     $        --     $     116,500
                                                  =============   =============   =============

       Property and equipment acquired through
         Issuance of common stock                 $        --     $        --     $       4,800
                                                  =============   =============   =============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                 $        --     $        --     $        --
                                                  =============   =============   =============

         Income taxes                             $        --     $        --     $        --
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

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2002 are not necessarily indicative of the results which can be expected for the entire year.

3.       GOING CONCERN

The Company is currently in the development stage and has generated no revenues. The Company has incurred $3,413,515 in losses since its inception. In addition, at September 30, 2002, the Company's liabilities exceeded its assets by $304,711, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised $967,173 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company also anticipates generating revenues during the fourth quarter of 2002 which will assist in meeting its current operating obligations. The Company may also receive funds generated from exercise of the stock options discussed in Note 6. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

4.       COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999, the Company entered into employment contracts with its CEO and two employees for terms ranging from 1 to 5 years which require the Company to issue 260,000 shares of common stock as compensation over the terms of the contracts. In the event of termination, the stock issuances will be prorated based on the portion of the contract term served. The Company has accrued $139,415 of compensation at September 30, 2002, including $15,000 for the three months ended September 30, 2002, which represents the estimated fair value of the portion of the shares earned but not yet issued at September 30, 2002. 75,000 shares of stock have been issued under these agreements as of September 30, 2002.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements

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


7.       PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2001 and the nine months ended September 30, 2002. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at September 30, 2002 is $73,241 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

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

         Although AT&T will terminate its billing services for all 900 number merchants in January 2003, requiring us to select another billing service provider, the charge transactions will continue to be supported by AT&T. There are a number of billing service providers available to us, and we believe we will have no difficulty in selecting such a provider during the fourth quarter of 2002.

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

         The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2001. We have not generated any revenue since our inception and we incurred a net loss of $2,472,931 for the year ended December 31, 2001 and incurred a net loss of $940,584 during the first nine months of 2002. To date, our operations have been funded solely through the issuance of our common shares. To date, total cash proceeds for the issuance of common shares totaled $967,173. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

ITEM 3:  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company required to be included in the Company's periodic SEC filings.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Changes in Securities.

NONE.

Item 3. Defaults Upon Senior Securities.

NONE.

Item 4. Submission of Matters to a Vote of Securities Holders.

NONE.

Item 5. Other Information.

NONE.

Item 6. Exhibits and Reports on Form 8-K.

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Etelcharge.com, Inc.


Date: November 15, 2002                       By  /s/Carl O. Sherman, Sr.
                                                --------------------------------
                                                 Carl O. Sherman, Sr., President