Form 10KSB
period 2002-12-31
ETELCHARGE COM INC
filed 2003-05-22
CIK 1112682

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2002

    Commission file number    000-30479

                              eTELCHARGE.COM, INC.
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                       75-2847694
(State or other jurisdiction of               (I.R.S. Employer incorporation or
      Identification No.)                               organization)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $6,379,663

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,961,456 shares outstanding as of March 01, 2003.

Documents incorporated by reference. None

           Transitional Small Business Disclosure Format (Check one):
                                 Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

    eTELCHARGE.com, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 DeSoto, Texas 75115. The Company has an Internet web site, www.etelcharge.com..

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

    We are in the development stage and have not generated any material revenue. We began our service online in August 2000 and currently have agreements with 19 Internet merchants to offer our local telephone billing service to their customers. We entered into these agreements commencing in the second quarter of 2001. No single merchant agreement is material to our ongoing business operations. We charge these merchants a fee for each transaction ranging from 5% to 8% of the customer purchase which is approximately the same fee AT&T charges us for providing to us its 900 billing arrangement. In addition, we charge the customer a fee of 10% of the product or service purchase price. We did not earn any revenue from our merchants until October 2001 because it took us until that time to complete the integration of our system with that of our online merchants.

    Commencing in January 2003, AT&T no longer communicates the 900 charge to the local phone companies nor will the local monthly bill include AT&T's logo on the 900 billing page. Consequently, we have selected Billing Concepts, Inc., one of many third-party billing services, to handle the billing transaction. AT&T will continue to provide all other support services for the 900 billing and the change in third-party billing services will not in any way affect transaction procedures of the customer and merchant. Billing Concepts, Inc. charges similar fees as AT&T.

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

    Although AT&T terminated its billing services for all 900 number merchants in January 2003, requiring us to select another billing service provider, the charge transactions continue to be supported by AT&T.

MARKETING

    Using our marketing staff, including our President, we market to online merchants through direct presentations by our staff. We attract online merchants through direct sales calls, referrals from Web design firms, advertisements in trade journals, media reports about our company and word of mouth.

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

EMPLOYEES

    As of April 30, 2003, we had two full-time employees, including our executive officers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of its stockholders during the 2002 fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTES

    The Company does not currently have its shares listed on any exchange but has received approval from the NASD, through a market maker, to have its shares listed on the NASD Over The Counter Bulletin Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Company generated a net loss of $1,116,689 for the year ended December 31, 2002 compared to a net loss of $1,441,823 for the year ended December 31, 2001. The decreased loss primarily resulted from a decrease in payroll expenses of $128,000, a decrease in professional fees of $15,000 and a decrease in the non-cash charges associated with the issuance of common stock for services deceased to $128,000, and a decrease in advertising costs of $28,000. The Company, as a development company, has generated no material operating revenues as of December 31, 2002.

                                PLAN OF OPERATION

    We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2002 included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from online merchants and customers. We charge merchants a one-time processing fee of $199 to $2,499 depending upon the anticipated number of the merchant's online transactions, a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and an approximately $.15 per transaction service charge. We charge customers who purchase goods or services online a fee equal to 10% of the goods or services purchased and we limit their purchases to no more than $150 per month. Our costs for online transactions are comprised of AT&T's billing and collection charge of 8% of the amount of the transaction and a fixed fee of $.45 per transaction. AT&T earns this fee for providing the bills which the local telephone companies include in their monthly billing statements to their customers. Commencing in January 2003, AT&T terminated providing this billing service, and we have contracted with a private third-party billing service, Billing Concepts, Inc., in place of AT&T. All other aspects of AT&T's 900 services will remain the same, as will customer and merchant transaction procedures.

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

    Although we have generated only negligible revenue, we currently have billing agreements with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants in 2003, most of whom will be signed up through the efforts of our resellers. We currently have 11 such resellers who are existing Web merchants, Web designers and shopping cart software companies who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers provide for the 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancelable by either party on 30 days notice to the other.

    Commencing in the second quarter of 2003, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

    We also seek to enter into agreements with other online entities and Web sites to generate market awareness and usage of our eTELCHARGE icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

    Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers and AT&T and to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers. Commencing in the second quarter of 2003, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

    The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2002. We have not generated any revenue since our inception and since inception through the year ended December 31, 2002 we incurred a cumulative net loss of $3,589,620 to date including a net loss of $1,116,689 for the year ended December 31, 2002. Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,009,472 from inception through December 31, 2002 including $191,725 for the year ended December 31, 2002. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.



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

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following are the Company's current Directors and Officers:

    The following table sets forth information regarding our executive officers and directors, all of whom joined us at our inception in June 1999:

                        NAME            AGE         OFFICE
              ------------------------ ----- -----------------------
              Carl O. Sherman........    36  Chief Executive Officer and Director
              Michelle R. Sherman....    32  Secretary and Director
              William L. Widman......    62  Chief Financial Officer
              Marvin Parish..........    50  Director
              Robert Penn............    36  Chief Technology Officer

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


                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM COMPENSATION
                                                                       -------------------------------------------
                                     ANNUAL COMPENSATION                          AWARDS                 PAYOUTS
                        ---------------------------------------------- ------------------------------  -----------
            (a)           (b)      (c)        (d)          (e)               (f)             (g)          (h)            (i)
           NAME                                                                           SECURITIES
            AND                                           OTHER           RESTRICTED      UNDERLYING                     ALL
         PRINCIPAL                                        ANNUAL            STOCK          OPTIONS/       LTIP          OTHER
         POSITION        YEAR   SALARY($)  BONUS($)   COMPENSATION($)      AWARD(S)         SARS(#)     PAYOUTS($)  COMPENSATION($)
      --------------    ------ ---------- ---------- ----------------- ------------------ -----------  ----------- ----------------
      Carl O. Sherman
      Chief Executive    2000    42,000      -0-           -0-         40,000 shares (1)      -0-          -0-         -0-
      Officer            2001    57,000      -0-           -0-         -0-                    -0-          -0-         -0-
                         2002    36,426      -0-           -0-         40,000 shares (2)      -0-          -0-         -0-

(1)  Valued at $39,634.
(2)  Valued at $60,000

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

    Each stockholder's address is in care of our company at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.

                                             NUMBER OF SHARES          PERCENT OF COMMON STOCK
        NAME OF BENEFICIAL OWNER           OF COMMON STOCK OWNED       OWNED PRIOR TO OFFERING
   ---------------------------------- ------------------------------ ----------------------------
   Carl O. Sherman(1)...............              5,567,913                         51.1%
   Michelle R. Sherman(1)...........              5,567,913                         51.1%
   Marvin Parish....................                 13,880                            *
   James E. May.....................              1,016,120                          9.1%
   All officers and directors
     as a group (five persons)......              5,581,793                         50.2%


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    During November 2001, Carl O. Sherman, our Chief Executive Officer, advanced the Company $38,000 in exchange for a note payable. The note payable is uncollateralized, requires monthly interest payments at 12.25% and does not have a specific maturity date. At December 31, 2002, $30,110 is outstanding on this note payable.

    In November 1999, we entered into a license agreement with Consumer Data Solutions Corp. under which CDS granted us an exclusive license to use its 900 number telephone billing software and assigned us its 900 telephone billing agreement with AT&T, in exchange for a cash payment of $116,500 and a royalty equal to 3% of our net income during the license period which we are obligated to pay to CDS. The license expires November 2098. Carl O. Sherman, our Chief Executive Officer and a director, is the controlling stockholder, Chief Executive Officer and a director of CDS. We believe that the terms of the license agreement with CDS are fair, reasonable and consistent with terms we could negotiate with unaffiliated third parties. In the future, any transactions with affiliated companies will be approved by a majority of the independent members of our board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

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

     (a)(2) 99.1 Certification of Principal Executive Officer Re: Sarbanes-Oxley
                 Act of 2002
     (a)(2) 99.2 Certification of Principal Financial Officer Re: Sarbanes-Oxley
                 Act of 2002

  (b) Reports on Form 8-K

        None

ITEM 14. CONTROLS AND PROCEDURES

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

    In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

    eTELCHARGE.com, Inc.

Date: May 21, 2003                   By     /s/ Carl O. Sherman
                                            -------------------
                                            Carl O. Sherman, Sr., President

    Pursuant to the requirements of the Securities Act, as amended, this Registration Statement has been signed below by the following persons on the dates indicated.

   /s/ CARL O. SHERMAN           Chief Executive Officer and       May 21, 2003
   -------------------           Director
   Carl O. Sherman
   /s/ MICHELLE R. SHERMAN       Secretary and Director            May 21, 2003
   -----------------------
   Michelle R. Sherman
   /s/ WILLIAM L. WIDMAN         Chief Financial Officer           May 21, 2003
   ---------------------         (Principal Accounting Officer
   William L. Widman
   /s/ MARVIN PARISH             Director                          May 21, 2003
   -----------------
   Marvin Parish


                                 CERTIFICATIONS

         I, Carl O. Sherman, Chief Executive Officer, certify that:
         1. I have reviewed this annual report on Form 10-KSB of eTelcharge.com, Inc., a Texas corporation;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 21, 2003
         /s/ Carl O. Sherman, Chief Executive Officer
          ---------------------------------------------
         Principal Executive Officer

         I, William L. Widman, Chief Financial Officer, certify that:
         1. I have reviewed this annual report on Form 10-KSB of eTelcharge.com, Inc., a Texas corporation;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: May 21, 2003
         /s/ William L. Widman, Chief Financial Officer
         -------------------------------------------
         Principal Financial Officer

                          INDEX TO FINANCIAL STATEMENTS




                                                                       PAGE
                                                                       ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................F-2

FINANCIAL STATEMENTS
    Balance Sheets......................................................F-3
    Statements of Operations............................................F-4
    Statement of Changes in Shareholders' Equity (Deficit)..............F-5
    Statements of Cash Flows............................................F-8
    Notes to Financial Statements.......................................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of
ETELCHARGE.COM, INC.

We have audited the accompanying balance sheets of ETELCHARGE.COM, INC., (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years then ended and the period from June 7, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ETELCHARGE.COM, INC., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the period from June 7, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company is in the development stage and has not generated revenue since its inception. In addition, at December 31, 2002, the Company's liabilities exceeded its assets by $311,617, certain obligations are past due and the Company currently has no funds available to execute its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




KBA GROUP LLP
Dallas, Texas
May 16, 2003

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                      ASSETS                                DECEMBER 31,    DECEMBER 31,
                                                                                2002            2001
                                                                           --------------  -------------
CURRENT ASSETS
   Cash                                                                    $         200   $         200
   Employee advances                                                                 472           1,190
                                                                           -------------   -------------
       Total current assets                                                          672           1,390
PROPERTY AND EQUIPMENT, net                                                       16,206          28,014
OTHER ASSETS
   Proprietary rights, net of accumulated amortization of $63,000
   and $43,750 at December 31, 2002 and 2001, respectively                            --          19,250
   Deposits                                                                        1,000           1,000
                                                                           -------------   -------------
       Total other assets                                                          1,000          20,250
                                                                           -------------   -------------

TOTAL ASSETS                                                               $      17,878   $      49,654
                                                                           =============   =============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                          $       2,389   $       5,955
   Accrued compensation                                                           83,166          86,666
   Payroll tax obligation                                                         96,044          59,526
   Accounts payable                                                              107,065          51,460
   Pending stock subscriptions                                                    10,721              --
                                                                           -------------   -------------

       Total current liabilities                                                 299,385         203,607
NOTE PAYABLE TO SHAREHOLDER                                                       30,110          37,000
COMMITMENTS AND CONTINGENCIES (Notes C, D, and H)
SHAREHOLDERS' DEFICIT
   Common stock; $.003 par value; 50,000,000 shares
     authorized; 11,961,456 and 11,267,561 shares
     issued and outstanding at December 31, 2002
     and 2001, respectively                                                       35,885          33,803
   Additional paid-in capital                                                  3,242,118       2,248,175
   Deficit accumulated during development stage                               (3,589,620)     (2,472,931)
                                                                           -------------   -------------

       Total shareholders' deficit                                              (311,617)       (190,953)
                                                                           -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $      17,878   $      49,654
                                                                           =============   =============



The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                                   PERIOD FROM
                                                                                                  JUNE 7, 1999
                                                                   YEAR ENDED      YEAR ENDED    (INCEPTION) TO
                                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                      2002            2001            2002
                                                                 --------------  --------------   -------------
REVENUES                                                         $           --  $           --   $         --
GENERAL AND ADMINISTRATIVE EXPENSES                                   1,121,463       1,446,471      3,600,522
                                                                 --------------  --------------   ------------
       Net loss from operations                                       1,121,463       1,446,471      3,600,522
OTHER INCOME                                                              4,774           4,648         10,902
                                                                 --------------  --------------   ------------
       Net loss before provision for income taxes                     1,116,689       1,441,823      3,589,620
PROVISION FOR INCOME TAXES                                                   --              --             --
                                                                 --------------  --------------   ------------
       Net loss                                                  $    1,116,689  $    1,441,823   $  3,589,620
                                                                 ==============  ==============   ============
NET LOSS PER SHARE, basic and diluted                            $          .09  $         0.13
                                                                 ==============  ==============
WEIGHTED AVERAGE SHARES OUTSTANDING,
       basic and diluted                                             11,768,460      10,809,992
                                                                 ==============  ==============












    The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                  COMMON STOCK
                                            ---------------------  ADDITIONAL
                                             NUMBER OF               PAID-IN    ACCUMULATED
                                              SHARES      AMOUNT     CAPITAL      DEFICIT        TOTAL
                                            ----------   --------  ---------    ----------    ---------
Initial issuance of common stock for
  services (June 7, 1999) (Note E)           7,712,970   $ 23,139  $      --    $       --    $  23,139
Deemed distribution related to purchase
  of asset from affiliate (Note D)                  --         --    (53,500)           --      (53,500)
Issuance of common stock for cash
  (November 27, 1999)                          400,000      1,200      8,800            --       10,000
Issuance of common stock for cash
  (December 10, 1999)                           40,000        120      9,880            --       10,000
Issuance of common stock for cash
  and receivable (December 17, 1999)           600,000      1,800     28,200            --       30,000
Net loss for period                                 --         --         --       (26,401)     (26,401)
                                            ----------   --------  ---------    -----------  ----------
Balance at December 31, 1999                 8,752,970     26,259     (6,620)      (26,401)      (6,762)
Issuance of common stock for cash               36,667        110      5,390            --        5,500
  (January 14, 2000)
Issuance of common stock for cash               20,000         60      9,910            --        9,970
  (January 28, 2000)
Issuance of common stock for cash              240,000        720     11,280            --       12,000
  (February 7, 2000)
Issuance of common stock for cash               10,000         30      2,470            --        2,500
  (March 14, 2000)
Issuance of common stock for cash              368,000      1,104     62,896            --       64,000
  (April 13, 2000)
Issuance of common stock for cash              195,000        585    291,915            --      292,500
  (June 30, 2000)
Issuance of common stock for cash
  (numerous transactions during                 75,000        225    112,275            --      112,500
  quarter ended September 30, 2000)
Issuance of commons stock for services
  at fair value (December 10, 2000)             21,050         63  $  31,512           --     $  31,575
Issuance of common stock in connection
  with capital raising (December 10, 2000)     350,000      1,050    523,950           --       525,000
Issuance of common stock for
  cash (December 31, 2000)                       5,000         15      7,485           --         7,500
Adjustment to original share issuance           63,675        191         --           --           191
Net loss for year                                   --         --         --    (1,004,707)  (1,004,707)
                                            ----------   --------  ---------    -----------  ----------
Balances at December 31, 2000               10,137,362     30,412  1,052,463    (1,031,108)      51,767
Issuance of common stock for cash
  (February 1, 2001)                            48,000        144     23,856           --        24,000
Issuance of common stock for services
  at fair value (February 14, 2001)            305,380        916    151,797           --       152,713
Issuance of common stock for services
  at fair value (February 22, 2001)            150,000        450     74,550           --        75,000
Issuance of common stock for cash
  (March 14, 2001)                              15,000         45     22,455           --        22,500
Issuance of common stock for cash
  (April 1, 2001)                                9,834         30     14,722           --        14,752
Issuance of common stock for cash
  (April 24, 2001)                              10,000         30     14,970           --        15,000
Issuance of common stock for cash
  (May 20, 2001)                                10,667         32     15,968           --        16,000





    The accompanying notes are an integral part of this financial statement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                 COMMON STOCK
                                             --------------------
                                                                        ADDITIONAL
                                             NUMBER OF                   PAID-IN      ACCUMULATED
                                              SHARES      AMOUNT         CAPITAL        DEFICIT         TOTAL
                                             ---------   ---------     -----------   -------------   -----------
Issuance of common stock for cash
  (May 25, 2001)                                10,000          30          14,970              --        15,000
Issuance of common stock for services
  at fair value (June 6, 2001)                  25,000          75          37,425              --        37,500
Issuance of common stock for cash
  (June 11, 2001)                               30,000          90          44,910              --        45,000
Issuance of common stock for services
  at fair value (June 12, 2001)                  5,000          15           7,485              --         7,500
Issuance of common stock for cash
  (June 18, 2001)                               20,000          60          29,940              --        30,000
Cancellation of common stock
  previously issued in initial issuance        (30,000)        (90)             90              --            --
Issuance of common stock for services
  at fair value (August 31, 2001)              350,000       1,050         523,950              --       525,000
Issuance of common stock for cash
  (August 31, 2001)                             10,000          30          14,970              --        15,000
Issuance of common stock for services
  at fair value (September 10, 2001)            75,000         225          74,088              --        74,313
Issuance of common stock for services
  at fair value (September 11, 2001)            40,000         120          59,880              --        60,000
Issuance of common stock for cash
  (September 20, 2001)                          20,000          60          29,940              --        30,000
Issuance of common stock for cash
  (September 21, 2001)                           5,000          15           9,985              --        10,000
Issuance of common stock for cash
  (November 21, 2001)                           14,785          44          19,981              --        20,025
Issuance of common stock for property
  and equipment at fair value
  (November 21, 2001)                            3,200          10           4,790              --         4,800
Issuance of common stock for cash
  (December 3, 2001)                             3,333          10           4,990              --         5,000
Net loss for year                                   --          --              --      (1,441,823)   (1,441,823)
                                             ----------   --------     -----------   -------------   -----------
Balances at December 31, 2001                11,267,561     33,803       2,248,175      (2,472,931)     (190,953)

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

       STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) - CONTINUED


                                                  COMMON STOCK
                                               --------------------
                                                                          ADDITIONAL
                                               NUMBER OF                   PAID-IN     ACCUMULATED
                                                SHARES       AMOUNT        CAPITAL       DEFICIT          TOTAL
                                               ---------   ---------     -----------   -------------   -----------
Issuance of common stock for
   services at fair value (January 7,2002)       393,350       1,195         596,330               -       597,525
Issuance of common stock for
   services at fair value (January 30, 2002)       5,000          15           7,485               -         7,500
Issuance of common stock for cash
   (January 30, 2002)                              4,000          12           5,988               -         6,000
Issuance of common stock for cash
   (February 1, 2002)                             16,666          50          19,951               -        20,001
Issuance of common stock for cash
   (February 26, 2002)                             2,199           7           2,698               -         2,705
Issuance of common stock for
   services at fair value (April 1, 2002)          8,250          25          12,350               -        12,375
Issuance of common stock for cash
   (April 1, 2002)                                20,000          60           9,940               -        10,000
Issuance of common stock for cash
   (April 9, 2002)                                 5,548          17           8,305               -         8,322
Issuance of common stock for
   services at fair value (May 29, 2002)          30,000          90          44,910               -        45,000
Issuance of common stock for cash
   (July  1, 2002)                                29,800          89          24,611               -        24,700
Issuance of common stock for cash
   (July 10, 2002)                                26,933          81          40,317               -        40,398
Issuance of common stock for cash
   (August 16, 2002)                                 941           3             797               -           800
Issuance of common stock for cash
   (September 5, 2002)                             1,000           3           3,497               -         3,500
Issuance of common stock for cash
   (September 10, 2002)                            3,333          10           4,990               -         5,000
Issuance of common stock for cash
   (September 20, 2002)                           13,334          40          19,960               -        20,000
Issuance of common stock for cash
   (September 30, 2002)                            5,333          16           7,984               -         8,000
Issuance of common stock for
   services at fair value (September 30,
   2002)                                          10,000          30          14,970               -        15,000
Issuance of common stock for cash
   (December 20, 2002)                            28,608          86          42,213               -        42,299
Issuance of common stock for
   services at fair value (December 31,
   2002)                                          84,600         253         126,647               -       126,900
Net loss for year                                     --          --              --      (1,116,689)   (1,116,689)
                                              ----------     -------      ----------     -----------     ---------
Balances at December 31, 2002                 11,961,456     $35,885      $3,242,118     $(3,589,620)    $(311,617)
                                              ==========     =======      ==========     ===========     =========





    The accompanying notes are an integral part of this financial statement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                                   PERIOD FROM
                                                                                                  JUNE 7, 1999
                                                                  YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                                                                 DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                     2002            2001             2002
                                                                -------------   -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $  (1,116,689)  $  (1,441,823)   $  (3,589,620)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                    31,686          33,305           92,547
      Issuance of common stock for services                           804,300         932,026        2,316,231
   Changes in:
    Employee advances                                                     718            (655)            (472)
    Prepaid expenses                                                        -           2,000                -
    Other assets                                                            -              --           (1,000)
    Accounts payable                                                   55,605          40,056          107,065
    Accrued compensation                                               (3,500)         12,353           83,166
    Payroll tax obligation                                             36,518          59,526           96,044
    Accrued liabilities                                                     -         (14,946)               -
                                                                -------------   -------------    -------------
   Net cash used in operating activities                             (191,362)       (378,158)        (896,039)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                    (628)           (694)         (40,953)
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                               (3,566)          5,955            2,389
   Proceeds from issuance of common stock                             191,725         262,277        1,009,472
   Payments on payable to related party                                     -          (4,000)        (116,500)
   Payments on note payable to shareholder                             (8,890)         (1,000)          (9,890)
   Proceeds from note payable to shareholder                            2,000          38,000           40,000
   Cash received on pending stock subscriptions                        10,721               -           10,721
   Cash received on receivable from shareholder                             -              --            1,000
                                                                -------------   -------------    -------------
   Net cash provided by financing activities                          191,990         301,232          937,192
                                                                -------------   -------------    -------------
INCREASE (DECREASE) IN CASH                                                 -         (77,620)             200
Beginning cash                                                            200          77,820               --
                                                                -------------   -------------    -------------
Ending cash                                                     $         200   $         200    $         200
                                                                =============   =============    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES
    Issuance of common stock in exchange for
     receivable from shareholder                                $          --   $          --    $       1,000
                                                                =============   =============    =============
    Issuance of payable to related party in
     exchange for proprietary rights                            $          --   $          --    $     116,500
                                                                =============   =============    =============
    Property and equipment acquired through
     issuance of common stock                                   $          --   $          --    $       4,800
                                                                =============   =============    =============
SUPPLEMENTAL SCHEDULE OF CASH FLOWS
  Cash paid during the period for:
    Interest                                                    $       3,874   $          --    $       3,874
                                                                =============   =============    =============
    Income taxes                                                $          --   $          --    $          --
                                                                =============   =============    =============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over three to five years, its estimated useful life. Expenditures which increase values or extend useful lives are capitalized. Routine maintenance and repairs are charged to expense when incurred. Depreciation of property and equipment totaled $12,436 and $12,305 for the years ended December 31, 2002 and 2001, respectively.

Proprietary Rights

Proprietary rights consist of certain exclusive rights that allow the Company's customers to charge meals and other consumer oriented goods to proprietary "900" telephone numbers obtained from AT&T. These rights expired in January 2003, and are fully amortized at December 31, 2002. The proprietary rights were being amortized using the straight-line method over their estimated useful life of three years which was the contractual life of the underlying agreement with AT&T. Amortization expense of proprietary rights totaled $19,250 and $21,000 for the years ended December 31, 2002 and 2001, respectively. These rights were reviewed for impairment whenever events or changes in circumstances indicated that their carrying value may not be recoverable. These evaluations included comparing the future undiscounted cash flows of such assets to the carrying value. If the carrying value exceeded the future undiscounted cash flows, the assets were written-down to their fair value. There was no impairment of the value of such assets for the years ended December 31, 2002 and 2001.

Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written-down to their fair value. There was no impairment of the value of such assets for the years ended December 31, 2002 and 2001.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $15,000 and $46,000 for the years ended December 31, 2002 and 2001, respectively.

Revenue Recognition

The Company recognizes revenue is accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements". Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants will be recognized as online purchases from customers are processed and will typically range from 5% to 8% of the purchase price, plus $0.15 per transaction and will be non-refundable. Customer fee revenue will be recognized upon shipment by the online merchant to the customer and will typically be 10% of the purchase price and will be refundable should the merchant approve the customer dispute. All funds will be remitted directly to the Company. The Company expects to enter into 2 to 3 year agreements with merchants, such agreements do not contain cancellation clauses. The direct costs of providing these services which includes a transaction charge by the carrier of approximately 6% of the purchase price and a usage charge per minute will be expensed as incurred.

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

The Company accounts for its stock-based employee compensation using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25) and related interpretations. As such, compensation expense is based on the excess, if any, on the date of grant between the fair values of the Company's stock over the option exercise price. The Company recorded no compensation expense related to the issuance of stock options in 2002 and 2001. If the Company determined compensation based on the fair value at the grant date for the stock options under SFAS No. 123, "Accounting for Stock Based Compensation" ("FAS No. 123") as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("FAS No. 148"), the Company's net loss would not have been materially different for the years ended December 31, 2002 and 2001.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

Recent Accounting Pronouncements

Effective, January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets," which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121. The adoption of this standard had no impact on the Company's financial condition, cash flows or results of operations.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148, and the adoption of this standard had no material effect on its financial condition, cash flows or results of operations.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE C - GOING CONCERN UNCERTAINTY

The Company is currently in the development stage and has generated no revenues. The Company has incurred $3,589,620 in losses since its inception including $23,129 of services provided by its founder paid for through the initial issuance of common stock. In addition, at December 31, 2002, the Company's liabilities exceeded its assets by $311,617, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised approximately $1,009,000 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company, also anticipates generating revenues during the third quarter of 2003 which will assist in meeting its current operating obligations. The Company may also receive funds generated from exercise of the stock options discussed in Note K. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.


NOTE D - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During 1999, the Company purchased proprietary rights from a related company, Consumer Data Solutions Corp. ("CDS"), which has the same majority shareholder as ETELCHARGE.COM, INC., for $116,500 payable under a repayment agreement which required monthly payments ranging from $7,500 to $8,500 through January 2001. The repayment agreement is unsecured and does not bear interest. In addition, the agreement requires the Company to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of proprietary rights (which equates to 3% of net income of the Company) beginning January 1, 2001.

As these rights were purchased from a related entity, the asset was recorded by the Company at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a contra to additional paid-in capital. Amounts payable to CDS totaled $0 at December 31, 2002 and 2001.


NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

During 2002 and 2001, the Company raised $191,725 and $262,277, respectively, in cash proceeds through private placement offerings. The Company also issued 536,200 and 603,626 shares of common stock at fair value for services rendered in 2002 and 2001, respectively, as well as 350,000 shares of common stock under an agreement for consulting related to the private placement offerings during 2001. Upon inception, the Company issued 7,776,645 shares of common stock (7,712,970 original shares of common stock plus an adjustment of 63,675 shares of common stock) to its President and Chief Executive Officer in exchange for services.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE F - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2002 and 2001, consist of the following:

                                                                                 2002          2001
                                                                             ------------- ------------
                    Current deferred tax asset                               $         --  $         --
                    Non-current deferred tax asset                                339,967       264,781
                    Valuation allowance                                          (339,967)     (264,781)
                                                                             ------------  ------------
                                                                             $         --  $         --
                                                                             ============  ============

The non-current deferred tax asset results from capitalized proprietary rights, which are amortized for income tax purposes using a different life than for financial reporting purposes and the net operating loss carryforward of approximately $960,000 at December 31, 2002, which begins to expire in 2015. A valuation allowance has been recorded to offset all of the net deferred tax assets due to the uncertainty of generating future taxable income.

The Company's income tax expense (benefit) for the years ended December 31, 2002 and 2001, differed from the statutory federal rate of 34 percent as follows:

                                                                                 2002          2001
                                                                             ------------  ------------
                    Statutory rate applied to loss before income taxes       $   (379,674) $   (490,220)
                    Items not deductible for income tax purposes                  304,488       353,907
                    Increase in valuation allowance                                75,186       136,313
                                                                             ------------  ------------
                    Income tax expense (benefit)                             $         --  $         --
                                                                             ============  ============


NOTE G - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001, consists of the following:

                                                                                 2002          2001
                                                                             -----------   -----------
                    Office equipment                                         $    30,836   $    30,208
                    Furniture and fixtures                                        14,917        14,917
                                                                             -----------   -----------
                                                                                  45,753        45,125
                    Less accumulated depreciation                                (29,547)      (17,111)
                                                                             -----------   -----------
                                                                             $    16,206   $    28,014
                                                                             ===========   ===========


NOTE H - COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999 the Company entered into a five-year employment contract with its CEO, which requires the Company to issue 200,000 shares of common stock as compensation over the term of the contract. In the event of termination, the stock issuance will be prorated based on the portion of the five-year term served. The Company has accrued $49,800 and $53,300 of compensation at December 31, 2002 and 2001, respectively, which represents the fair value of the portion of shares earned and not yet issued at December 31, 2002 and 2001, respectively. As of December 31, 2002, 80,000 shares of stock have been issued under this agreement.

Effective December 28, 1999, the Company entered into a two-year employment contract with an employee which requires the Company to issue 50,000 shares of common stock as compensation over the term of the contract. The Company has accrued $33,366 of compensation at December 31, 2002 and 2001, which represents the fair value of the portion of shares earned and not yet issued at December 31, 2002 and 2001, respectively. As of December 31, 2002, 25,000 shares of stock have been issued under this agreement.

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE H - COMMITMENTS AND CONTINGENCIES (Continued)

Effective December 28, 1999 the Company entered into a one-year employment contract with an employee, which requires the Company to issue 10,000 shares of common stock as compensation over the term of the contract. The contract carries an automatic one year renewal and requires the Company to issue an additional 10,000 shares each year. All shares due under this agreement as of December 31, 2002, have been issued.

The Company has a business relationship (affinity program) with a charitable organization that requires the Company to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

At December 31, 2002, future minimum commitments under non-cancelable operating leases are as follows:

                                  YEARS ENDING
                                   DECEMBER 31,
                              --------------------
                                      2003                7,000
                                                       --------
                                                       $  7,000
                                                       ========

Rent expense totaled approximately $12,000 for the years ended December 31, 2002 and 2001.


NOTE I - PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the year ended December 31, 2002 and 2001. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2002 and 2001 is 96,044 and $59,526 respectively, and has been reflected in the accompanying financial statements as Payroll Tax Obligation.


NOTE J - NOTE PAYABLE TO SHAREHOLDER

At December 31, 2002 and 2001, the Company has an uncollateralized note payable to a shareholder in the amount of $30,110 and $37,000, respectively, with interest only payments due monthly at 12.25% with no specified maturity date. This obligation is classified as a long-term liability based on the Company's and the note holder's intent.


NOTE K - STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, the Company granted options to a consulting firm to purchase 2,300,000 shares of common stock. 1,500,000 options have an exercise price of $2.00 per share and 800,000 options have an exercise price of $2.50 per share. The options vested immediately upon approval by the Securities and Exchange Commission (SEC) of the Company's Form SB-2, which occurred in April of 2002, and expire April 2003. The Company estimated the fair value of this option grant using the Black-Scholes option-pricing model with the following assumptions:

                            Dividend yield.................................0%
                            Expected volatility............................0%
                            Risk-free interest rate........................5%
                            Expected life..............................1 year

                              ETELCHARGE.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE K - STOCK OPTIONS (Continued)

On the grant date, the exercise price of these options exceeded the fair value calculated under the Black-Scholes model and thus, no consulting expense was recorded associated with this stock option grant.

A summary of these options as of December 31, 2002 and 2001 and changes during the years ended December 31, 2002 and 2001 are as follows:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                                               EXERCISE       RANGE OF
                                                                    OPTIONS      PRICE     EXERCISE PRICE
                                                                    -------      -----     --------------
                       Outstanding at January 1, 2001                     --       --      n/a          n/a
                       Granted                                     2,300,000     2.17     2.00         2.50
                                                                 -----------
                       Outstanding at December 31, 2001            2,300,000     2.17     2.00         2.50
                       Granted                                            --       --       --           --
                       Outstanding at December 31, 2002            2,300,000     2.17     2.00         2.50
                                                                 ===========

                               Index to Exhibits

EX. NO          DESCRIPTION
------          -----------
99.1            Certification of Principal Executive Officer Re: Sarbanes-Oxley
                Act of 2002

99.2            Certification of Principal Executive Officer Re: Sarbanes-Oxley
                Act of 2002