Form 10QSB
period 2003-03-31
ETELCHARGE COM INC
filed 2003-06-19
CIK 1112682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003.

[_]  Transition  report  under  Section 13 or 15(d) of the  Exchange Act For the
transition period from            to
                      ------------  ------------

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

Yes          X           No
    --------------------    ---------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (March 31, 2003): 11,961,456

         Transitional Small Business Disclosure Format (check one):

Yes                      No          X
    --------------------    ---------------------

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

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                        2

       Statements of Operations                                              3

       Statements of Cash Flows                                              4

       Notes to Financial Statements                                         6

    Item 2. Management's Discussion and Analysis or Plan of Operations       9

    Item 3. Controls and Procedures                                         13


PART II - OTHER INFORMATION                                                 13


SIGNATURES                                                                  14




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets


                                     ASSETS
                                                                       (Unaudited)
                                                                        March 31,     December 31,
                                                                          2003            2002
                                                                      ------------    ------------
CURRENT ASSETS
   Cash                                                               $        500    $        200
   Employee advances                                                           586             472
                                                                      ------------    ------------

      Total current assets                                                   1,086             672

PROPERTY AND EQUIPMENT, net                                                 13,155          16,206

DEPOSITS                                                                     1,000           1,000
                                                                      ------------    ------------

TOTAL ASSETS                                                          $     15,241    $     17,878
                                                                      ============    ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                     $      7,024    $      2,389
   Accrued compensation                                                     98,165          83,166
   Payroll tax obligation                                                  104,791          96,044
   Accounts payable                                                        105,749         107,065
   Pending stock subscriptions                                              30,721          10,721
                                                                      ------------    ------------

      Total current liabilities                                            346,450         299,385

NOTE PAYABLE TO SHAREHOLDER                                                 33,110          30,110

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock -- $.003 par value; 50,000,000 shares authorized;
    11,961,456 issued and outstanding at March 31, 2003 (unaudited)
    and December 31, 2002, respectively                                     35,885          35,885
  Additional paid-in capital                                             3,242,118       3,242,118
  Deficit accumulated during development stage                          (3,642,322)     (3,589,620)
                                                                      ------------    ------------

      Total shareholders' deficit                                         (364,319)       (311,617)
                                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $     15,241    $     17,878
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)



                                                                                          Period from
                                                              Three           Three       June 7, 1999
                                                          months ended    months ended   (inception) to
                                                            March 31,       March 31,       March 31,
                                                              2003            2002            2003
                                                          ------------    ------------    ------------

REVENUES                                                  $       --      $       --      $       --

GENERAL AND ADMINISTRATIVE EXPENSES                             52,892         713,427       3,653,414
                                                          ------------    ------------    ------------

   Loss from operations                                         52,892         713,427       3,653,414

OTHER INCOME                                                       190             556          11,092
                                                          ------------    ------------    ------------

   Loss before provision for income taxes                       52,702         712,871       3,642,322

PROVISION FOR INCOME TAXES                                        --              --              --
                                                          ------------    ------------    ------------

   Net loss                                               $     52,702    $    712,871    $  3,642,322
                                                          ============    ============    ============

Net loss per share - basic and diluted                    $      (0.00)   $      (0.06)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     11,961,456      11,648,269
                                                          ============    ============
























   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows (Unaudited)



                                                                                   Period from
                                                   Three months    Three months    June 7, 1999
                                                       ended           ended      (inception) to
                                                     March 31,       March 31,       March 31,
                                                       2003            2002            2003
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $    (52,702)   $   (712,871)   $ (3,642,322)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                      3,159           8,350          95,706
       Issuance of common stock for services               --           605,025       2,316,231
   Changes in:
     Employee advances                                     (114)           (200)           (586)
     Other assets                                          --              --            (1,000)
     Accounts payable                                    (1,316)         14,638         105,749
     Accrued compensation                                14,999          22,750          98,165
     Payroll tax obligation                               8,747           7,814         104,791
                                                   ------------    ------------    ------------

       Net cash used in operating activities            (27,227)        (54,494)       (923,266)
                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                      (108)           --           (41,061)
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                  4,635          (3,910)          7,024
   Proceeds from issuance of common stock                  --            28,706       1,009,472
   Payments on note payable to shareholder                 --            (2,751)         (9,890)
   Cash received on pending stock subscription           20,000          32,449          30,721
   Cash received on receivable from shareholder            --              --             1,000
   Proceeds from note payable to shareholder              3,000            --            43,000
   Payments on payable to related party                    --              --          (116,500)
                                                   ------------    ------------    ------------

       Net cash provided by financing activities         27,635          54,494         964,827
                                                   ------------    ------------    ------------

INCREASE IN CASH                                            300            --               500

Beginning cash                                              200             200            --
                                                   ------------    ------------    ------------

Ending cash                                        $        500    $        200    $        500
                                                   ============    ============    ============







   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                Statements of Cash Flows (Unaudited) - Continued


                                                                                                    Period from
                                                             Three months        Three months       June 7, 1999
                                                                 ended               ended         (inception) to
                                                              March 31,            March 31,           March 31,
                                                                 2003                2002                2003
                                                              ------------       -------------      ------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder                          $          -       $           -      $      1,000
                                                              ============       =============      ============

       Issuance of payable to related party in
         exchange for proprietary rights                      $          -       $           -      $    116,500
                                                              ============       =============      ============

       Property and equipment acquired through
         Issuance of common stock                             $          -       $           -      $      4,800
                                                              ============       =============      ============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS Cash paid during the period for:
         Interest                                             $          -       $           -      $      3,874
                                                              ============       =============      ============

         Income taxes                                         $          -       $           -      $          -
                                                              ============       =============      ============


























   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements



1.       HISTORY AND ORGANIZATION

Etelcharge.com, Inc. (the "Company") was incorporated in the State of Nevada on June 7, 1999. The Company was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of the date of this report, the Company had not commenced significant operations. The Company is in the process of attempting to raise equity financing to fund its future operations and marketing its products to target customers. As such, the Company is considered to be in the development stage.

2.       BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles ("GAAP") have been omitted or condensed pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002.

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2003 are not necessarily indicative of the results which can be expected for the entire year.

3.       GOING CONCERN

The Company is currently in the development stage and has generated no revenues. The Company has incurred $3,642,322 in losses since its inception. In addition, at March 31, 2003, the Company's liabilities exceeded its assets by $364,319, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised $1,009,472 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company also anticipates generating revenues during the third quarter of 2003 which will assist in meeting its current operating obligations. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

4.       COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999 the Company entered into a five-year employment contract with its CEO, which requires the Company to issue 200,000 shares of common stock as compensation over the term of the contract. In the event of termination, the stock issuance will be prorated based on the portion of the five-year term served. The Company has accrued $64,799 of compensation at March 31, 2003, including $14,999 for the three months ended March 31, 2003, which represents the fair value of the portion of shares earned and not yet issued at March 31, 2003. As of March 31, 2003, 80,000 shares of stock have been issued under this agreement.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements



                                       15
4. COMMITMENTS AND CONTINGENCIES (Continued)

Effective December 28, 1999, the Company entered into a two-year employment contract with an employee which requires the Company to issue 50,000 shares of common stock as compensation over the term of the contract. The Company has accrued $33,366 of compensation at March 31, 2003, which represents the fair value of the portion of shares earned and not yet issued at March 31, 2003. As of March 31, 2003, 25,000 shares of stock have been issued under this agreement.

Effective December 28, 1999 the Company entered into a one-year employment contract with an employee, which requires the Company to issue 10,000 shares of common stock as compensation over the term of the contract. The contract carries an automatic one-year renewal and requires the Company to issue an additional 10,000 shares each year. All shares have been issued under this agreement as of March 31, 2003.

5.       STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, the Company granted options to a consulting firm to purchase 2,300,000 shares of common stock. 1,500,000 options have an exercise price of $2 per share and 800,000 options have an exercise price of $2.50 per share. These options, which vested immediately, expired unexercised in April 2003.

6.       PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the years ended December 31, 2001 and 2002, and the three months ended March 31, 2003. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at March 31, 2003 is $104,791 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

7.       NOTE PAYABLE TO SHAREHOLDER

At March 31, 2003, the Company has an uncollateralized note payable to a shareholder in the amount of $33,110 with interest only payments due monthly at 12.25% with no specified maturity date. This obligation is classified as a long-term liability based on the Company's and the note holder's intent.

8.       STOCK BASED COMPENSATION

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

The Company accounts for common stock and stock options issued to non-employees using Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for
Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" ("FAS 148"), and the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur.

The Company accounts for its stock-based employee compensation using the intrinsic value-based method prescribed by APB No. 25 and related interpretations. As such, compensation expense is based on the excess, if any, on the date of grant between the fair values of the Company's stock over the option exercise price. The Company recorded no compensation expense related to the issuance of stock options during the first quarter of 2003 or 2002. If the Company determined compensation based on the fair value at the grant date for the stock options under FAS 123 the Company's net loss would not have been different for the quarters ended March 31, 2003 and 2002.

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

CURRENT OPERATIONS

         We were organized in June 1999 to provide customers of online merchants with the ability to charge their Internet purchases to their local telephone bill, rather than to a credit card. Generally, our users do not have a credit card or are reluctant to use a credit card online due to security and privacy concerns. We enable these charge transactions through a 900 number billing arrangement originally with AT&T now with Billing Concepts, Inc. Our billing arrangement with Billing Concepts, Inc. is available to customers throughout the United States.

         Internet merchants that offer our telephone billing option include our brand icon with the icons of credit card companies on the check out or pay page of their Web site. Customers who wish to charge their purchase to their telephone bill simply click on our icon and the billing information is communicated through Billing Concepts, Inc. to the local telephone service provider, using their 900 billing system. The charge then appears on the customer's next monthly telephone bill.

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

         Commencing January 2003, AT&T no longer communicates the 900 charge to the local phone companies nor will the local monthly bill include AT&T's logo on the 900 billing page. Consequently, we have selected Billing Concepts, Inc., one of many third-party billing services to handle the billing transaction. AT&T will continue to provide all other support services for the 900 billing and the change in third-party billing services will not in any way effect transaction procedures of the customer and merchant. Billing Concepts, Inc. charges similar fees as AT&T.

         Our rights to offer AT&T's 900 billing service online were assigned to us by Consumer Data Solutions Corp. (CDS), which originally entered into a 900 number billing agreement with AT&T in March 1994. CDS has assigned to us its rights under the AT&T agreement until November 2098. We pay a license fee to CDS equal to 3% of the gross fees we receive from online telephone billing charge transactions. CDS is majority owned and controlled by Carl O. Sherman, our Chief Executive Officer and a director. Mr. Sherman founded CDS in 1993 to provide a 900 billing service for pizza and other food delivery businesses. The service allows customers to bill their food deliveries directly to their telephone bill. Mr. Sherman continues to act as the Chief Executive Officer of CDS, although he spends less than 10% of his time on its operations. CDS does not compete with us as we have the exclusive right to use the 900 billing service for online sales transactions, including online food delivery services. We do not believe any conflicts of interest could develop between CDS and us for these reasons.

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

         o        Stress our strategic  relationship  with AT&T which allows for
                  online   transport  to  telephone  bills  through  AT&T's  900
                  network; and

         o Provide responsive customer service to our online merchants through use of an employee assigned to each merchant.

         Although AT&T terminated its billing services for all 900 number merchants in January 2003, requiring us to select another billing service provider, the charge transactions continue to be supported by AT&T.

MARKETING

         Using our marketing staff including our President, we market to online merchants through direct presentations by our staff. We attract online merchants through direct sales calls, referrals from Web design firms, advertisements in trade journals, media reports about our company and word of mouth.

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

         We also compete with three other 900 billing services, eCharge, iBill and Secure Bill, all of which are larger than we and offer customers similar opportunities to charge to their telephone bills online, through arrangements with AT&T's 900 network. However, 900 billing charges through these companies are generally limited to services, rather than products, and to some digital goods offered for sale online. We believe we have a competitive advantage in that we have developed a 900 number application that allows for the purchase of all goods offered by our online merchants. Moreover, we believe that our software is more customer friendly than our competitors because our customer simply clicks on the eTELCHARGE icon and provides a password and e-mail address. iBill and Secure Bill require the customer to call a 900 number while online to obtain a special pin number to complete the transaction.

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

PLAN OF OPERATION

         We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2002 included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from online merchants and customers. We charge merchants a one-time processing fee of $199 to $2,499 depending upon the anticipated number of the merchant's online transactions, a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and an approximately $.15 per transaction service charge. We charge customers who purchase goods or services online a fee equal to 10% of the goods or services purchased and we limit their purchases to no more than $150 per month. Our costs for online transactions are comprised of a billing and collection charge of 6% of the amount of the transaction and a fixed fee of $.45 per transaction. This fee is earned for providing the bills, which the local telephone companies include in their monthly billing statements to their customers. Commencing in January 2003 AT&T terminated providing this billing service, and we have contracted with a private, third-party billing service, Billing Concepts, Inc., in place of AT&T. All other aspects of AT&T's 900 services will remain the same, as will customer and merchant transaction procedures.

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

         Commencing in the third quarter of 2003, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

         We also seek to enter into agreements with other online entities and Web sites to generate market awareness and usage of our eTELCHARGE icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

         Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers and AT&T and to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers. Commencing in the third quarter of 2003, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

         The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern paragraph as part of their audit opinion of our financial statements for the year ended December 31, 2002. We have not generated any revenue since our inception and we incurred a net loss of $1,116,689 for the year ended December 31, 2002 and incurred a net loss of $52,702 during the first three months of 2003. To date, our operations have been funded solely through the issuance of our common shares. To date, total cash proceeds for the issuance of common shares totaled $1,009,472. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

ITEM 3:  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President concluded that the Company's disclosure controls and procedures are effective in timely altering them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have been no significant changes in the Company's internal control or in other factors that could significantly affect such controls.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NONE.

Item 2. Changes in Securities.

NONE.

Item 3. Defaults Upon Senior Securities.

NONE.

Item 4. Submission of Matters to a Vote of Securities Holders.

NONE.

Item 5. Other Information.

NONE.

Item 6. Exhibits and Reports on Form 8-K.

(a)      99.1 Certification of Chief Executive Officer
              Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      99.2 Certification Chief Financial Officer
              Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c) The following reports on Form 8-K were filed or required to be filed for the last quarter.

         On March 7, 2003 the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Company has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 1, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity KBA Group LLP to be engaged as the Company's independent public accountants.



                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Etelcharge.com, Inc.


Date: June 17, 2003                          By  /s/ Carl O. Sherman, Sr.
                                                 ------------------------------
                                                 Carl O. Sherman, Sr., President

                                 CERTIFICATIONS

I, Carl O. Sherman, Chief Executive Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of eTelcharge.com, Inc., a Texas corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003
/s/ Carl O. Sherman, Chief Executive Officer
 ---------------------------------------------
Principal Executive Officer

I, William L. Widman, Chief Financial Officer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of eTelcharge.com, Inc., a Texas corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003
/s/ William L. Widman, Chief Financial Officer
----------------------------------------------
Principal Financial Officer