Form 10QSB
period 2003-06-30
ETELCHARGE COM INC
filed 2003-08-18
CIK 1112682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X[ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to _______________

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

Yes   X    No
   -------   -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (June 30, 2003): 11,961,456

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
   -------   -------

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

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements

       Balance Sheets                                                        2

       Statements of Operations                                              3

       Statements of Cash Flows                                              5

       Notes to Financial Statements                                         7

    Item 2. Management's Discussion and Analysis or Plan of Operations      10

    Item 3. Controls and Procedures                                         14


PART II - OTHER INFORMATION                                                 14


SIGNATURES                                                                  15




                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets

                                     ASSETS
                                                                      (Unaudited)
                                                                        June 30,      December 31,
                                                                          2003            2002
                                                                      ------------    ------------
CURRENT ASSETS
   Cash                                                               $      1,267    $        200
   Employee advances                                                         1,372             472
                                                                      ------------    ------------

      Total current assets                                                   2,639             672

PROPERTY AND EQUIPMENT, net                                                 10,844          16,206

DEPOSITS                                                                     1,000           1,000
                                                                      ------------    ------------

TOTAL ASSETS                                                          $     14,483    $     17,878
                                                                      ============    ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                     $       --      $      2,389
   Accrued compensation                                                    116,915          83,166
   Payroll tax obligation                                                  116,859          96,044
   Accounts payable                                                        104,302         107,065
   Pending stock subscriptions                                              93,496          10,721
                                                                      ------------    ------------

      Total current liabilities                                            431,572         299,385

NOTE PAYABLE TO SHAREHOLDER                                                 29,810          30,110

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock -- $.003 par value; 50,000,000 shares authorized;
    11,961,456 issued and outstanding at March 31, 2003 (unaudited)
    and December 31, 2002, respectively                                     35,885          35,885
  Additional paid-in capital                                             3,242,118       3,242,118
  Deficit accumulated during development stage                          (3,724,902)     (3,589,620)
                                                                      ------------    ------------

      Total shareholders' deficit                                         (446,899)       (311,617)
                                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           $     14,483    $     17,878
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)


                                                             Three           Three
                                                          months ended    months ended
                                                            June 30,        June 30,
                                                              2003            2002
                                                          ------------    ------------

REVENUES                                                  $       --      $       --

GENERAL AND ADMINISTRATIVE EXPENSES                             86,360         152,096
                                                          ------------    ------------

   Loss from operations                                         86,360         152,096

OTHER INCOME                                                     3,780           1,714
                                                          ------------    ------------

   Loss before provision for income taxes                       82,580         150,382

PROVISION FOR INCOME TAXES                                        --              --
                                                          ------------    ------------

   Net loss                                               $     82,580    $    150,382
                                                          ============    ============

Net loss per share - basic and diluted                    $      (0.01)   $      (0.01)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted     11,961,456      11,742,795
                                                          ============    ============



















   The accompanying notes are an integral part of these financial statements.


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)

                                                                                            Period from
                                                               Six              Six         June 7, 1999
                                                          months ended     months ended    (inception) to
                                                             June 30,         June 30,          June 30,
                                                               2003             2002              2003
                                                          -------------    -------------    --------------

REVENUES                                                  $        --      $        --      $         --

GENERAL AND ADMINISTRATIVE EXPENSES                             139,252          865,523         3,739,774
                                                          -------------    -------------    --------------

   Loss from operations                                         139,252          865,523         3,739,774

OTHER INCOME                                                      3,970            2,270            14,872
                                                          -------------    -------------    --------------

   Loss before provision for income taxes                       135,282          863,253         3,724,902

PROVISION FOR INCOME TAXES                                         --               --                --
                                                          -------------    -------------    --------------

   Net loss                                               $     135,282    $     863,253    $    3,724,902
                                                          =============    =============    ==============

Net loss per share - basic and diluted                    $       (0.01)   $       (0.07)
                                                          =============    =============

Weighted average shares outstanding - basic and diluted      11,961,456       11,695,532
                                                          =============    =============



























   The accompanying notes are an integral part of these financial statements.


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows (Unaudited)



                                                                                                    Period from
                                                              Six months          Six months        June 7, 1999
                                                                 ended               ended         (inception) to
                                                               June 30,            June 30,           June 30,
                                                                 2003                2002               2003
                                                              ------------       -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $   (135,282)      $    (863,253)     $ (3,724,902)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                                 5,470              16,700            98,017
       Issuance of common stock for services                             -             662,400         2,316,231
   Changes in:
     Employee advances                                                (900)               (397)           (1,372)
     Other assets                                                        -                   -            (1,000)
     Accounts payable                                               (2,763)             33,923           104,302
     Accrued compensation                                           33,749              37,749           116,915
     Payroll tax obligation                                         20,815               9,568           116,859
                                                              ------------       -------------      ------------

       Net cash used in operating activities                       (78,911)           (103,310)         (974,950)
                                                              ------------       -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (108)                (85)          (41,061)
                                                              ------------       --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                             2,389       (5,955)            -
   Proceeds from issuance of common stock                                -              47,028         1,009,472
   Payments on note payable to shareholder                          (3,300)             (5,751)          (13,190)
   Cash received on pending stock subscription                      82,775              72,300            93,496
   Cash received on receivable from shareholder                          -                   -             1,000
   Proceeds from note payable to shareholder                         3,000                   -            43,000
   Payments on payable to related party                                  -                   -          (116,500)
                                                              ------------       -------------      ------------

       Net cash provided by financing activities                    80,086             107,622         1,017,278
                                                              ------------       -------------      ------------

INCREASE IN CASH                                                     1,067               4,227             1,267

Beginning cash                                                         200                 200                 -
                                                              ------------       -------------      ------------

Ending cash                                                   $      1,267       $       4,427      $      1,267
                                                              ============       =============      ============







   The accompanying notes are an integral part of these financial statements.


                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                Statements of Cash Flows (Unaudited) - Continued


                                                                                    Period from
                                                  Three months    Three months      June 7, 1999
                                                      ended           ended        (inception) to
                                                    March 31,       March 31,        March 31,
                                                      2003            2002             2003
                                                  -------------   --------------   --------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder              $        --     $         --     $        1,000
                                                  =============   ==============   ==============

       Issuance of payable to related party in
         exchange for proprietary rights          $        --     $         --     $      116,500
                                                  =============   ==============   ==============

       Property and equipment acquired through
         Issuance of common stock                 $        --     $         --     $        4,800
                                                  =============   ==============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                 $         777   $         --     $        4,651
                                                  =============   ==============   ==============

         Income taxes                             $        --     $         --     $         --
                                                  =============   ==============   ==============


























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

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results which can be expected for the entire year.

3.       GOING CONCERN

The Company is currently in the development stage and has generated no revenues. The Company has incurred $3,724,902 in losses since its inception. In addition, at June 30, 2003, the Company's liabilities exceeded its assets by $446,899, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised $1,009,472 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The Company also anticipates generating revenues during the third quarter of 2003 which will assist in meeting its current operating obligations. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

4.       COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999 the Company entered into a five-year employment contract with its CEO, which requires the Company to issue 200,000 shares of common stock as compensation over the term of the contract. In the event of termination, the stock issuance will be prorated based on the portion of the five-year term served. The Company has accrued $76,049 of compensation at June 30, 2003, including $14,999 for the three months ended June 30, 2003 which represents the fair value of the portion of shares earned and not yet issued at June 30, 2003. As of June 30, 2003, 140,000 shares have been earned and 80,000 shares have been issued under this agreement.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements



4.       COMMITMENTS AND CONTINGENCIES (Continued)

Effective December 28, 1999, the Company entered into a two-year employment contract with an employee which requires the Company to issue 50,000 shares of common stock as compensation over the term of the contract. The contract ended in December 2001 and has not been renewed. The Company has accrued $33,366 of compensation at June 30, 2003, which represents the fair value of the portion of shares earned and not yet issued at June 30, 2003. As of June 30, 2003, 25,000 shares of stock have been earned and not yet issued under this agreement.

Effective December 28, 1999 the Company entered into a one-year employment contract with an employee, which requires the Company to issue 10,000 shares of common stock as compensation over the term of the contract. The contract carries an automatic one year renewal and requires the Company to issue an additional 10,000 shares each year. As of June 30, 2003 5,000 shares valued at $7,500 have been earned and not yet issued under this agreement.

5.       STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, the Company granted options to a consulting firm to purchase 2,300,000 shares of common stock. 1,500,000 options have an exercise price of $2 per share and 800,000 options have an exercise price of $2.50 per share. These options which vested immediately expired unexercised in April 2003.

6.       PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the years ended December 31, 2001 and 2002, and the six months ended June 30, 2003. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at June 30, 2003 is $116,859 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

7.       NOTE PAYABLE TO SHAREHOLDER

At June 30, 2003, the Company has an uncollateralized note payable to a shareholder in the amount of $29,810 with interest only payments due monthly at 12.25% with no specified maturity date. This obligation is classified as a long-term liability based on the Company's and the note holder's intent.

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

The Company accounts for its stock-based employee compensation using the intrinsic value-based method prescribed by APB No. 25 and related interpretations. As such, compensation expense is based on the excess, if any, on the date of grant between the fair values of the Company's stock over the option exercise price. The Company recorded no compensation expense related to the issuance of stock options during the six month periods ended June 30, 2003 or 2002. If the Company determined compensation based on the fair value at the grant date for the stock options under FAS 123 the Company's net loss would not have been different for the six month periods ended June 30, 2003 and 2002.

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

PLAN OF OPERATION

         We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2002 included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from online merchants and customers. We charge merchants a one-time processing fee of $199 to $2,499 depending upon the anticipated number of the merchant's online transactions, a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and an approximately $.15 per transaction service charge. We charge customers who purchase goods or services online a fee equal to 10% of the goods or services purchased and we limit their purchases to no more than $150 per month. Our costs for online transactions are comprised of a billing and collection charge of 6% of the amount of the transaction and a fixed fee of $.45 per transaction. This fee is earned for providing the bills which the local telephone companies include in their monthly billing statements to their customers. Commencing in January 2003 AT&T terminated providing this billing service, and we have contracted with a private, third-party billing service, Billing Concepts, Inc., in place of AT&T. All other aspects of AT&T's 900 services will remain the same, as will customer and merchant transaction procedures.

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

         The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern paragraph as part of their audit opinion of our financial statements for the year ended December 31, 2002. We have not generated any revenue since our inception and we incurred a net loss of $1,116,689 for the year ended December 31, 2002 and incurred a net loss of $135,282 during the first six months of 2003. To date, our operations have been funded solely through the issuance of our common shares. To date, total cash proceeds for the issuance of common shares totaled $1,009,472. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

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

NONE.

Item 5. Other Information.

NONE.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         31.1     Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                  Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)      Reports on form 8-K.

         None



                                   SIGNATURES


In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Etelcharge.com, Inc.


Date: August 15, 2003                          By /s/ Carl O. Sherman
                                                 -------------------------------
                                                 Carl O. Sherman, Sr., President