Form 10QSB
period 2003-09-30
ETELCHARGE COM INC
filed 2004-01-08
CIK 1112682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003. :

[X]Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to


Commission file number 000-30479

                               eTELCHARGE.com, Inc
                 (Name of Small Business Issuer in its Charter)

            NEVADA                                               75-2847699
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

Yes     X      No
   -----------   -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date (September 30, 2003):
14,328,635

         Transitional Small Business Disclosure Format (check one):

Yes            No     X
   -----------   -----------

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 Balance Sheets


                                     ASSETS
                                                                    (Unaudited)
                                                                   September 30,     December 31,
                                                                       2003              2002
                                                                   -------------    --------------
CURRENT ASSETS
   Cash                                                            $       9,439    $          200
   Employee advances                                                       1,800               472
                                                                   -------------    --------------

      Total current assets                                                11,239               672

PROPERTY AND EQUIPMENT, net                                               12,441            16,206

DEPOSITS                                                                   1,000             1,000
                                                                   -------------    --------------

TOTAL ASSETS                                                       $      24,680    $       17,878
                                                                   =============    ==============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                  $        --      $        2,389
   Accrued compensation                                                  120,248            83,166
   Payroll tax obligation                                                111,090            96,044
   Accounts payable                                                      103,267           107,065
   Pending stock subscriptions                                            60,499            10,721
                                                                   -------------    --------------

      Total current liabilities                                          395,104           299,385

NOTE PAYABLE TO SHAREHOLDER                                               27,705            30,110

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' DEFICIT
  Common stock -- $.003 par value; 50,000,000 shares authorized;
    14,328,635 and 11,961,456 issued and outstanding at
    September 30, 2003 (unaudited) and December 31, 2002,
    respectively                                                          42,986            35,885
  Additional paid-in capital                                           4,487,892         3,242,118
  Deficit accumulated during development stage                        (4,929,007)       (3,589,620)
                                                                   -------------    --------------

      Total shareholders' deficit                                       (398,129)         (311,617)
                                                                   -------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $      24,680    $       17,878
                                                                   =============    ==============














   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)


                                                              Three           Three
                                                           months ended    months ended
                                                          September 30,   September 30,
                                                               2003            2002
                                                          -------------   -------------

REVENUES                                                  $        --     $        --

GENERAL AND ADMINISTRATIVE EXPENSES                           1,207,743          78,567
                                                          -------------   -------------

   Loss from operations                                       1,207,743          78,567

OTHER INCOME                                                      3,638           1,236
                                                          -------------   -------------

   Loss before provision for income taxes                     1,204,105          77,331

PROVISION FOR INCOME TAXES                                         --              --
                                                          -------------   -------------

   Net loss                                               $   1,204,105   $      77,331
                                                          =============   =============

Net loss per share - basic and diluted                    $        0.09   $        0.01
                                                          =============   =============

Weighted average shares outstanding - basic and diluted      13,964,256      11,814,581
                                                          =============   =============























   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Operations (Unaudited)

                                                                                          Period from
                                                               Nine            Nine       June 7, 1999
                                                           months ended    months ended  (inception) to
                                                          September 30,   September 30,   September 30,
                                                               2003            2002            2003
                                                          -------------   -------------   -------------

REVENUES                                                  $        --     $        --     $        --

GENERAL AND ADMINISTRATIVE EXPENSES                           1,346,995         944,090       4,947,517
                                                          -------------   -------------   -------------

   Loss from operations                                       1,346,995         944,090       4,947,517

OTHER INCOME                                                      7,608           3,506          18,510
                                                          -------------   -------------   -------------

   Loss before provision for income taxes                     1,339,387         940,584       4,929,007

PROVISION FOR INCOME TAXES                                         --              --              --
                                                          -------------   -------------   -------------

   Net loss                                               $   1,339,387   $     940,584   $   4,929,007
                                                          =============   =============   =============

Net loss per share - basic and diluted                    $        0.11   $        0.08
                                                          =============   =============

Weighted average shares outstanding - basic and diluted      12,629,056      11,738,736
                                                          =============   =============































   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Statements of Cash Flows (Unaudited)



                                                                                      Period from
                                                    Nine months      Nine months     June 7, 1999
                                                       ended            ended       (inception) to
                                                   September 30,    September 30,    September 30,
                                                        2003             2002             2003
                                                   -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $  (1,339,387)   $    (940,584)   $  (4,929,007)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                       7,877           25,049          100,424
       Issuance of common stock for services           1,150,100          677,400        3,466,331
   Changes in:
     Employee advances                                    (1,328)             439           (1,800)
     Other assets                                           --               --             (1,000)
     Accounts payable                                     (3,798)          40,240          103,267
     Accrued compensation                                 37,082           52,749          120,248
     Payroll tax obligation                               15,046           13,715          111,090
                                                   -------------    -------------    -------------

       Net cash used in operating activities            (134,408)        (130,992)      (1,030,447)
                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (4,112)             (85)         (45,065)
                                                   -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in bank overdraft                  (2,389)          (5,955)            --
   Proceeds from issuance of common stock                102,775          149,426        1,112,246
   Payments on note payable to shareholder                (5,405)          (5,751)         (15,295)
   Cash received on pending stock subscription            49,778             --             60,500
   Cash received on receivable from shareholder             --               --              1,000
   Proceeds from note payable to shareholder               3,000             --             43,000
   Payments on payable to related party                     --               --           (116,500)
                                                   -------------    -------------    -------------

       Net cash provided by financing activities         147,759          137,720        1,084,951
                                                   -------------    -------------    -------------

INCREASE IN CASH                                           9,239            6,643            9,439

Beginning cash                                               200              200             --
                                                   -------------    -------------    -------------

Ending cash                                        $       9,439    $       6,843    $       9,439
                                                   =============    =============    =============

















   The accompanying notes are an integral part of these financial statements.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                Statements of Cash Flows (Unaudited) - Continued


                                                                                   Period from
                                                   Nine months     Nine months    June 7, 1999
                                                      ended           ended      (inception) to
                                                  September 30,   September 30,   September 30,
                                                       2003            2002            2003
                                                  -------------   -------------   -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH
   FINANCING ACTIVITIES:
       Issuance of common stock in exchange for
         receivable from shareholder              $        --     $        --     $       1,000
                                                  =============   =============   =============

       Issuance of payable to related party in
         exchange for proprietary rights          $        --     $        --     $     116,500
                                                  =============   =============   =============

       Property and equipment acquired through
         Issuance of common stock                 $        --     $        --     $       4,800
                                                  =============   =============   =============

SUPPLEMENTAL SCHEDULE OF CASH FLOWS
       Cash paid during the period for:
         Interest                                 $       1,003   $        --     $       5,654
                                                  =============   =============   =============

         Income taxes                             $        --     $        --     $        --
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

In management's opinion, these interim financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results which can be expected for the entire year.

3.       GOING CONCERN

The Company is currently in the development stage and has generated no revenues. The Company has incurred $4,929,007 in losses since its inception. In addition, at September 30, 2003, the Company's liabilities exceeded its assets by $398,129, and certain obligations are past due and the Company currently has no funds available to execute its business plan. The ability of the Company to continue as a going concern is dependent on its ability to raise the necessary capital to finance the implementation of its business plan. Since inception, the Company has raised $1,112,246 of capital primarily through contacts of the Company's CEO. The Company believes but cannot assure that it has the ability to raise capital from many of these same individuals who previously purchased stock. Additionally, the Company may rely upon its CEO to advance funds to the Company in order to meet ongoing obligations until sufficient capital is raised from other sources. However there is no agreement in this regard and no assurance that any such funding will be available in the future. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

4.       COMMITMENTS AND CONTINGENCIES

Effective December 28, 1999 the Company entered into a five-year employment contract with its CEO, which requires the Company to issue 200,000 shares of common stock as compensation over the term of the contract. In the event of termination, the stock issuance will be prorated based on the portion of the five-year term served. The Company has accrued $78,716 of compensation at September 30, 2003, including $2,667 for the three months ended September 30, 2003 which represents the fair value of the portion of shares earned and not yet issued at September 30, 2003. As of September 30, 2003, 150,000 shares have been earned and 80,000 shares have been issued under this agreement.

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements


4.       COMMITMENTS AND CONTINGENCIES (Continued)

Effective December 28, 1999, the Company entered into a two-year employment contract with an employee which requires the Company to issue 50,000 shares of common stock as compensation over the term of the contract. The contract ended in December 2001 and has not been renewed. The Company has accrued $33,366 of compensation at September 30, 2003, which represents the fair value of the portion of shares earned and not yet issued at September 30, 2003. As of September 30, 2003, 25,000 shares of stock have been earned and not yet issued under this agreement.

Effective December 28, 1999 the Company entered into a one-year employment contract with an employee, which requires the Company to issue 10,000 shares of common stock as compensation over the term of the contract. The contract carries an automatic one year renewal and requires the Company to issue an additional 10,000 shares each year. As of September 30, 2003 7,500 shares valued at $8,167 have been earned and not yet issued under this agreement.

5.       STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, the Company granted options to a consulting firm to purchase 2,300,000 shares of common stock. 1,500,000 options have an exercise price of $2 per share and 800,000 options have an exercise price of $2.50 per share. These options which vested immediately expired unexercised in April 2003.

6.       PAYROLL TAX OBLIGATION

The Company has not remitted a portion of its Federal and State employer and employee payroll taxes for the years ended December 31, 2001 and 2002, and the nine months ended September 30, 2003. The Company has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at September 30, 2003 is $111,090 and has been reflected in the accompanying financial statements as Payroll Tax Obligation.

7.       NOTE PAYABLE TO SHAREHOLDER

At September 30, 2003, the Company has an uncollateralized note payable to a shareholder in the amount of $27,705 with interest only payments due monthly at 12.25% with no specified maturity date. This obligation is classified as a long-term liability based on the Company's and the note holder's intent.

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

                              ETELCHARGE.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          Notes to Financial Statements



8. STOCK BASED COMPENSATION (Continued)

The Company accounts for its stock-based employee compensation using the intrinsic value-based method prescribed by APB No. 25 and related interpretations. As such, compensation expense is based on the excess, if any, on the date of grant between the fair values of the Company's stock over the option exercise price. The Company recorded no compensation expense related to the issuance of stock options during the nine month periods ended September 30, 2003 or 2002. If the Company determined compensation based on the fair value at the grant date for the stock options under FAS 123 the Company's net loss would not have been different for the nine month periods ended September 30, 2003 and 2002.

9.       STOCK ISSUANCE

During July 2003 the Company issued 2,300,000 shares of common stock to its CEO as additional compensation. The Company recorded $1,150,000 of compensation expense during the three months ended September 30, 2003 which represents the fair value of shares on the date of issuance.

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

         Commencing in the first quarter of 2004, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

         We also seek to enter into agreements with other online entities and Web sites to generate market awareness and usage of our eTELCHARGE icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

         Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers and AT&T and to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers. Commencing in the first quarter of 2004, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

         The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern paragraph as part of their audit opinion of our financial statements for the year ended December 31, 2002. We have not generated any revenue since our inception and we incurred a net loss of $1,116,689 for the year ended December 31, 2002 and incurred a net loss of $1,339,387 during the first nine months of 2003. To date, our operations have been funded solely through the issuance of our common shares. To date, total cash proceeds for the issuance of common shares totaled $1,112,246. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

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


                                               Etelcharge.com, Inc.


Date: January 8, 2004                          By /s/ Carl O. Sherman
                                                 -------------------------------
                                                 Carl O. Sherman, Sr., President