Form 10KSB
period 2004-12-31
ETELCHARGE COM INC
filed 2005-11-25
CIK 1112682

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response ….. 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal years ended December 31, 2003 and December 31, 2004.

Commission file number 000-304799

eTELCHARGE.COM, INC.
(Name of small business issuer in its charter)

NEVADA	75-2847699
(State or other jurisdiction	(I.R.S. Employer incorporation
of Identification No.)	or organization)

eTELCHARGE.COM, INC.
1636 N. HAMPTON, SUITE 270, DESOTO, TEXAS 75115
(972) 298-3800
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.003 Par Value
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐; No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒

State issuer’s revenues for its most recent fiscal year.
NONE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. $12,571,115 as of November 10, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
As of November 10, 2005, there were 128,196,560 outstanding shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I.

Item 1.  Description of Business.

HISTORY

   eTELCHARGE.com, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 DeSoto, Texas 75115. The Company has an Internet web site, www.etelcharge.com and its stock symbol is : ETLC.

THE BUSINESS

BACKGROUND

   We were organized in June 1999 to provide customers of online merchants with the ability to charge their Internet purchases to their local telephone bill, rather than to a credit card. In May of 2003, the company expanded its service by offering credit card processing for merchants and becoming a merchant service company. This move positioned the company to provide the traditional payment options such as Visa, MasterCard and American Express for merchants and for merchants’ clients to be able to accept those options along with our telephone billing option. While generally, our expected users do not have a credit card or are reluctant to use a credit card online due to security and privacy concerns, this additional service would allow the company to provide the traditional forms of payments and serve as a more complete solution for merchants accepting other non cash forms of payment.

  The testing of our initial version of the telephone billing option enabled eTelcharge to bill transactions through a 900 number billing arrangement with AT&T. Our billing arrangement with AT&T was available to customers throughout the United States, except those western states for which Qwest provided the local service because Qwest did not at the time provide local billing services for any 900 numbers.

  Internet merchants that offered our telephone billing option included our brand icon with the icons of credit card companies on the check out or pay page of their Web site. Customers who choose to charge their purchase to their telephone bill simply clicked on our icon and the billing information was communicated through AT&T to the local telephone service provider, using AT&T's 900 billing system. The charge then appeared on the customer's next monthly telephone bill on a separate page of the bill, with AT&T's logo on the page.

  Although two other companies use similar 900 billing arrangements to allow customers to charge purchases to their telephone bills, these charges are limited to the purchase of services and some online software products. To our knowledge, no other company offers customers the opportunity to charge other goods and merchandise to their telephone bills.

  We are in the development stage and have not generated any material revenue. We began our service online in August 2000 and launched our initial telephone billing option with 19 Internet merchants to offer our local telephone billing service to their customers. We entered into these agreements commencing in the second quarter of 2001. No single merchant agreement is material to our ongoing business operations. We charged these merchants a fee for each transaction ranging from 5% to 8% of the customer purchase which is approximately the same fee AT&T charges us for providing to us its 900 billing arrangement. In addition, we charge the customer a fee of 10% of the product or service purchase price. We did not earn any revenue from our merchants until October 2001 because it took us until that time to complete the integration of our system with that of our online merchants.

  Commencing in January 2003, AT&T will no longer communicated the 900 charge to the local phone companies nor will the local monthly bill include AT&T's logo on the 900 billing page. Consequently, we have selected Billing Concepts, Inc., one of the largest independent third-party billing services, to handle the billing transaction. While AT&T will no longer provide 900 billing in the telephony industry AT&T has assisted in the careful transitioning of eTelcharge's account to Billing Concepts Inc. Furthermore, this change in third-party billing services should not in any way affect transaction procedures of the customer and merchant, as Billing Concepts, Inc. charges similar fees as AT&T. AT&T continued to provide 900 transport of our lines insuring premier AT&T connection with the "Thank you for using AT&T," message linked to our lines until December 31, 2003.

Nonetheless, the change to Billing Concepts will impact the payment schedule to future merchants and participation of the Local Phone company's, While it has added the addition of Qwest to our coverage territory we will be unable to launch the new 1.1 version with the following three Local Phone companies: SBC, Sprint and Citizens. Currently, the billing company has reported approval from the following Local Phone companies: Qwest, Verizon, CBT, BellSouth, Alltel, NECA and Verisign.

CURRENT OPERATIONS

As we are in the development stage, the initial telephone billing payment option will be retired for software improvement and further enhancements based on customer input; such enhancements shall focus primarily on speed of transaction and confirmation of charge approved to merchant. Once all improvements have been integrated and successfully tested the new 1.1 version of the initial telephone payment option will be launched.

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

  According to a March 30, 2001 Wall Street Journal article, more than 70 million adult Americans do not have credit cards. Moreover, a majority of credit card holders who decline to charge online do so out of security or privacy concerns. Initially, we have targeted Internet merchants who offer CDs, video cassette tapes, computer software, books, flowers and food items to offer our telephone billing option. Following an online purchase by a customer, the charge is included on behalf of the merchant in the customer's next telephone bill. With AT&T Approximately 30 days after an online charge, we receive an advance against the purchase price prior to the customer paying the telephone bill. After deducting our fees, we forward payment directly to our online merchant. If the charge is not paid by the customer for any reason, including a default or refusal to pay due to a dispute, the telephone company will charge back its advance to us. In this event, our merchant and we will not receive the purchase price for the goods or services. Under our agreement with Billing Concepts Inc., Billing Concepts will advance seventy percent (70%) of the amount determined on the first Tuesday after the sixtieth (60th) day from the date Billing Concepts receives billing records from eTelcharge.com; fifty percent (50%) of the remaining balance of the amount determined on the first Tuesday after the ninetieth (90th) day from the date Billing Concepts receives billing records from eTelcharge.com; and the remaining balance of the amounts so determined on the first Tuesday after one hundred twentieth (120th) day from the date Billing Concepts receives eTelcharge.com records. All payments to eTelcharge.com are subject to deductions from all assigned and allocated assessments and taxes charged to the Local Phone Companies.

We intend to establish a reserve of 3% of fees due to us from merchants to cover defaults, refusals to pay, disputes and other charge backs due to customer nonpayment. We will evaluate this reserve on an ongoing basis to reflect our experience.

  The privacy and security of our billing service could be breached by third parties seeking confidential account information such as passwords and financial account information. Such a breach could subject us to liability from customers and merchants and could harm our reputation, thereby inhibiting the use of our billing service. However, since the customer only provides a telephone number, and not charge card information, and since the maximum amount we allow any customer to charge in any month is only $60, we do not believe it likely that third parties will seek to access this information. In order to make any breach of our system more difficult, our system only approves charges that originate from the customer's home computer and verifies the charge through a telephone call that must be generated from the customer's telephone number.

STRATEGY

  Our objective is to integrate our new on line telephone billing option by offering it with established traditional credit card payment options. We will contact online and offline merchants by offering their customers a new billing option which is safe, secure and confidential and which has been previously unavailable to customers who do not have credit cards. In order to achieve our objective we intend to:

•
Improve our telephone billing software with technical enhancements to speed up the payment confirmation and approval timeframe prior to launching the next version of the telephone billing payment option;

•	Seek to establish a faster payout schedule for merchants who accept the 1.1 version for initiating online charges to telephone bills;

•	Continue to stress the security and privacy advantages of our telephone billing service;

•	Provide responsive customer service to our online merchants through use of an employee assigned to each merchant.

  Although AT&T terminated its billing services for all 900 number merchants in January 2003, requiring us to select another billing service provider, this transition was made easier due to AT&T's involvement in transitioning the account to Billing Concepts Inc.

MARKETING

  Using our marketing staff, including our President, we market to online merchants through direct presentations. We attract online merchants through direct sales calls, referrals from Web design firms, advertisements in trade journals, media reports about our company and word of mouth.

  In the future, we intend to use mass e-mail communications to inform Internet users of our charge payment option and in order to encourage customers to request that our payment option be included on the merchant Web sites on which the customer shops. We also intend to use banner and other online advertisements to market to online virtual shopping mall providers in order to reach online merchants. We will also utilize the assistance of outside marketing and sales organizations, increase our advertising in print and Internet-based trade publications subscribed to by online merchants and may also use television commercials to inform merchants and customers that purchases can be charged to the customers' telephone bill.

  Our marketing efforts stress the simplicity and privacy of using a telephone number and password for online charges rather than using a credit card. We also stress to our online merchants the substantial number of individuals who do not have credit cards. Finally, we include in our sales presentations our commitment to donate $.05 per billing transaction from the telephone billing option up to a maximum of $250,000 per year to KIDCARE, a Houston-based charity benefiting underprivileged children. Our commitment to KIDCARE may be cancelled by us on six months notice.

COMPETITION

We expect to compete with the U.S.-based multinational credit card companies as a charge option to customers electing to charge on the merchant's Web site. In soliciting merchants, we are disadvantaged by the fact that we charge the merchant more than a credit card company would for the same transactions and we also charge the merchants' customers a separate charge fee. Payout schedule to merchants for transactions charged via the telephone billing option are also restricted to longer hold periods prior to payout to merchants. Additionally, customer charges are limited to no more than $60 per month. However, we will offer a new charge option to customers of our merchants who do not have credit cards or are reluctant to use credit cards online.

We also expect to compete with two other 900 billing services, eCharge and iBill, all of which are larger than we and offer customers similar opportunities to charge to their telephone bills online, through arrangements with 900 billing services. However, 900 billing charges through these companies are generally limited to services, rather than products, and to some digital goods offered for sale online. We believe we have a competitive advantage in that we will have developed a 900 number application that allows for the purchase of qualified goods offered by our online merchants. Moreover, we believe that our software is more customer friendly than our competitors’ because our customer simply clicks on the eTELCHARGE icon and provides a password and e-mail address. iBill requires the customer to call a 900 number while online to obtain a special pin number to complete the transaction.

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

EMPLOYEES

As of November 1, 2005, we have 5 full-time employees and 21 part-time employees.

Item 2. Description of Property.

We currently lease 3,000 square feet of office space on a three-year lease expiring January 31, 2007 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its stockholders during the 2003 or 2004 fiscal years.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares trade on the over-the-counter Pink Sheets under the symbol ETLC.PK. Prior to May 2003, our common stock traded on the over the counter Bulletin Board under the symbol ETLC. We were notified in May 2003 that we no longer qualified for the Bulletin Board minimum listing requirements. The table below sets forth high and low closing prices for our common stock during each of the periods indicated, as reported the over-the-counter bulletin board or the Pink Sheets by NASDAQ. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	2004		2003
QUARTER ENDED	LOW	HIGH	LOW	HIGH
March 31	$0.12	$0.14	$1.75	$1.75
June 30	0.15	0.16	0.51	0.55
September 30	0.04	0.05	0.06	0.08
December 31	0.20	0.21	0.02	0.05

As of November 10, 2005, we had approximately 580 holders of record of voting common stock.

We has not paid dividends on our common stock and does not anticipate the payment of cash dividends in the foreseeable future, as we contemplate retaining all earnings to finance the continued growth of our business.

During fiscal years 2003 and 2004 no stock was sold and/or issued for services.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The Company had a net loss of $772,712 for the year ended December 31, 2004, a decrease of $1,498,629 compared to a net loss of $2,271,341 for the year ended December 31, 2003. The decreased loss primarily resulted decreased non-cash charges associated with the issuance of common stock for services. The Company, as a development company, has generated no material operating revenues as of December 31, 2004.

PLAN OF OPERATION
We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2004, included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and an approximately new transaction fee of $.50 per transaction service charge.  We plan to maintain the same fee of a ten percent (10%) service charge to be added to total charge added to phone bill utilizing our telephone billing option, while limiting purchases to sixty dollars ($60.) per month.  Our cost for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee for providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Commencing in January 2003, AT&T terminated providing this billing service in the industry, and we have contracted with a private third-party billing service, Billing Concepts, Inc., in place of AT&T. Additional revenue will be generated from our credit card merchant services.  We charge merchants a monthly fee ranging from $29. to $89. per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty five cents ($0.25), a statement fee ranging from $10 to $15 per month.

We intend to establish a reserve of 3% of fees due to us from merchants to cover defaults, refusals to pay, disputes and other charge backs due to customer nonpayment. This reserve is larger than that of our competitors, which averages approximately 2% of such fees according to these competitors. We have not made any independent assessment of the sufficiency of the reserve amount, because we have not yet generated on line billing transactions that create receivables due from merchants. Accordingly, although we believe our reserve will be adequate to over defaults and other charge backs, we cannot give any such assurance. We intend to evaluate this reserve on an ongoing basis to reflect our experience.

Although we have not generated revenue, we have tested our initial phone billing option with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants in 2003, most of whom will be signed up through the efforts of our resellers. We currently have three such resellers who are existing Web merchants, authorized agents and a shopping cart software company who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers provide for the 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancelable by either party on 30 days notice to the other.

Commencing with the launch of the 1.1 version telephone billing option, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

We also seek to enter into agreements with other online entities, web sites and independent sales and marketing organizations to generate market awareness and usage of our eTELCHARGE icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers who accepted our initial version and online shoppers to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers.  Upon the launch of the 1.1 version, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2004. We have not generated any revenue since our inception and since inception through the year ended December 31, 2004 we incurred a cumulative net loss of $10,197,603 to date including a net loss of $772,712 for the year ended December 31, 2004.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,113,247 from inception through December 31, 2004. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 7. Financial Statements.

Report of Malone & Bailey PC, Independent Auditors

Consolidated Financial Statements:

Balance Sheets at December 31, 2004 and 2003
Statements of Operations for the Years Ended December 31, 2004 and 2003
Statement of Stockholders’ Deficit for the Years Ended December 31, 2004 and 2003
Statements of Cash Flows for the Years Ended December 31, 2004 and 2003
Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings because our reports have not been prepared or submitted on a timely basis we were unable to properly accrue unpaid compensation expenses or properly calculate and record the value of stock issued for services. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Carl O. Sherman	39	Chief Executive Officer
Michelle R. Sherman	35	Secretary and Director
Thomas Jackson	34	Director

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other except Carl O. Sherman is married to Michelle R. Sherman. Directors do not receive payment for attending Board meetings, but are reimbursed for out-of-pocket expenses. Each member receives 10,000 shares for each year served.

The following is a summary of the business experience of each of our executive officers and directors for at least the last five years:

CARL O. SHERMAN co-founded our company and has served as Chief Executive Officer and a director since our inception in June 1999. Mr. Sherman has also been the Chief Executive Officer of Consumer Data Solutions Corp., a Dallas, Texas-based company engaged in consumer services, since 1993. He devotes 90% of his time to our affairs and 10% of his time to the affairs of CDS. Mr. Sherman was a Senior National Account Executive for Sprint Corporation from 1988 to 1993. He is married to Michelle R. Sherman.

MICHELLE R. SHERMAN co-founded our company and has served as Secretary and a director since our inception in June 1999. Ms. Sherman has also been employed by Consumer Data Solutions Corp. as Operations Director and an account executive since July 1996. From 1993 to 1996 she was a project supervisor and customer service representative for ATC, Inc./AT&T Universal Card Project. Ms. Sherman is married to Carl O. Sherman our CEO.

THOMAS JACKSON was appointed to our Board in September 2003 to fill a vacancy on the Board and is currently self employed in private practice as a Family Psychologist and has been working in behavioral health for nine years. He also has twelve years of experience in the technology industry and has been employed as a Network Infrastructure Design Engineer with @Track Communications. Mr. Jackson’s background includes positions titles as Technology Researcher, Computer Programmer, Technical Sales, and Project Management for Technology projects. Mr. Jackson also served as a Technology Professor for DeVry Institute from 1994 to 1999. Mr. Jackson graduated with a Bachelor of Computer Science Degree from DeVry Institute in 1994, Masters of Telecommunication Management Degree from Keller Graduate School of Manangement in 2003 and a Doctorate in Theology from Catella University in 2003.

The company does not have an audit committee financial expert serving on its audit committee. The company is still in development stage and does not yet require the services of an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

None of the persons that were a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12, have filed Forms 3,4 or 5 in a timely manner during fiscal years 2003 and 2004. The Company intends to file the required forms in the very near future as part of an effort to fully comply with all filing requirements pursuant to the Securities Exchange Act of 1934 as amended.

No change requiring the filing of a Form 4 occurred in fiscal years 2003 nor 2004.

The Company has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Until recently we had less than 3 employees and have not had sufficient capital to complete compliance. We intend to complete a code of ethics and file it as an exhibit to one of our tardy 2005 10QSB’s which we intend to file with the Commission within the next 60-90 days.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

LONG TERM COMPENSATION
ANNUAL COMPENSATION					AWARDS		PAYOUTS
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
NAME						SECURITIES
AND				OTHER	RESTRICTED	UNDERLYING		ALL
PRINCIPAL				ANNUAL	STOCK	OPTIONS/	LTIP	OTHER
POSITION	YEAR	SALARY($)	BONUS($)	COMPENSATION($)	(AWARD(S)	SARS(#)	PAYOUTS($)	COMPENSATION($)

Carl O. Sherman
Chief Executive
Officer	2003	32,944	-0-	-0-	2,340,000 shares (1)	-0-		-0-
	2004	8,310	-0-	-0-	-0-	-0-	-0-	-0-

(1)  Valued at $50,000.

    None of our executive officers or directors has been granted stock options, warrants or similar securities.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth the number of shares of each class of stock beneficially owned as of November 10, 2005, by each person known by eTelcharge to be the beneficial owner of more than five percent of any class of our voting securities as of March 1, 2004. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percentage of Class	Percentage of Common Voting Power

Carl O. Sherman(2)	Voting Common Stock	44,262,916	34.5%	34.5%
Michelle R. Sherman(2)	Voting Common Stock	44,262,916	34.5%	34.5%
Thomas Jackson	Voting Common Stock	126,212	*	*
All officers and Directors as a group (3)		44,389,128	34.5%	34.5%

* Less than 1%

(1) Unless otherwise stated the address for all beneficial owners listed is 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.
(2) Carl O. Sherman and Michelle R. Sherman are husband and wife and each share in the beneficial ownership of all 44,262,916 shares.

Item 12. Certain Relationships and Related Transactions.

During November 2001, Carl O. Sherman, our Chief Executive Officer, advancedthe Company $38,000 in exchange for a note payable. The note payable is uncollateralized, requires monthly interest payments at 12.25% and does not have a specific maturity date.

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

During fiscal years 2003 and 2004 there were no transactions between our company and any officers, directors or other affiliates. Carl O. Sherman who is our CEO and Michelle R. Sherman our CFO are husband and wife.

Item 13. Exhibits.

31.1	Certification of our Chief Executive Officer and Principal Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Secretary and Principal Accounting and Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of our Chief Executive Officer and Principal Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Secretary and Principal Accounting and Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, Malone & Bailey PC, for professional services rendered for the audit of our annual financial statements on Form 10-KSB for the years ended December 31, 2004 and 2003 amounted to $ 13,500.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under "Audit Fees" for the years ended December 31, 2004 and 2003.

Board of Directors Pre-Approval Policies and Procedures

In October 2005, the Board of Directors adopted polices and procedures for pre-approving all audit and non-audit services provided by our independent auditors prior to the engagement of the independent auditors with respect to such services. Under the policy, our independent auditors are prohibited from performing certain non-audit services and are pre-approved to perform certain other non-audit and tax related services provided that the aggregate fees for such pre-approved non-audit and tax related services do not exceed a pre-set minimum. All audit services, audit-related services, tax services and other services provided by Malone & Bailey PC have been pre-approved by the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23st day of November 2005.

ETELCHARGE.COM, INC.

By: /s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 23st day of November 2005.

Signature	Capacity

/s/ Carl O. Sherman	Chief Executive Officer
Carl O. Sherman	(Principal Executive Officer)

/s/ Michelle R. Sherman	Director and Secretary
Michelle R. Sherman	(Principal Financial Officer)

/s/ Thomas Jackson	Director
Thomas Jackson

                                      F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eTelcharge.com, Inc.
(A Development Stage Company)
 Desoto, Texas

We have audited the accompanying balance sheet of eTelcharge.com, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of expenses, stockholders’ deficit, and cash flows for the years then ended and the period from June 7, 1999 (Inception) through December 31, 2004.  The financial statements for the period June 7, 1999 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements.  Our opinion on the statements of expenses, stockholders' deficit, and cash flows for the period June 7, 1999 (inception) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors.  These financial statements are the responsibility of eTelcharge.com, Inc.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eTelcharge.com, Inc.’s, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that eTelcharge.com, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, eTelcharge.com, Inc. suffered recurring losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 14, 2005

eTelcharge.COM, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash	$3,255	$276

Fixed assets, net of accumulated depreciation of $44,582 and $39,224	5,962	11,320

Deposits	1,980	1,000

Total assets	$11,197	$12,596

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$2,652,691	$2,021,033
Payroll tax obligation	129,018	118,196
Accounts payable	131,717	109,475
Note payable to shareholder	83,381	43,405
Pending stock subscriptions	151,115	84,500

Total current liabilities	3,147,922	2,376,609

Commitments	-	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
66,519,688 shares issued and outstanding	199,559	199,559
Additional paid in capital	6,861,319	6,861,319
Deficit accumulated during the development stage	(10,197,603)	(9,424,891)

Total stockholders' deficit	(3,136,725)	(2,364,013)

Total liabilities and stockholders' deficit	$11,197	$12,596

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

			June 7, 1999
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004

Operating expenses	$787,730	$2,264,108	$10,205,988

Net loss from operations	(787,730)	(2,264,108)	(10,205,988)

Other income	23,444	9,871	44,217

Interest expense	(8,426)	(17,104)	(35,832)

Net loss	$(772,712)	$(2,271,341)	$(10,197,603)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Weighted average shares outstanding	66,519,688	61,810,435

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from June 7, 1999 (Inception) through December 31, 2004

	Price per share	Number of Common Shares Issued	Par	Additional Paid-in Capital	Accumulated Deficit	Total

Issuance of founder shares	$0.00	30,851,880	$92,556	$(69,417)	$-	$23,139
Deemed distribution related to purchase
of asset from affiliate in 1999	-	-	-	(53,500)	-	(53,500)
Issuance of common stock for property
and equipment in 2001	0.38	12,800	38	4,762	-	4,800
Issuance of common stock for cash:
November 27, 1999	0.01	1,600,000	4,800	5,200	-	10,000
December 10, 1999	0.06	160,000	480	9,520	-	10,000
December 17, 1999	0.01	2,400,000	7,200	22,800	-	30,000
January 14, 2000	0.04	146,668	440	5,060	-	5,500
January 28, 2000	0.12	80,000	240	9,730	-	9,970
February 7, 2000	0.01	960,000	2,880	9,120	-	12,000
March 14, 2000	0.06	40,000	120	2,380	-	2,500
April 13, 2000	0.04	1,472,000	4,416	59,584	-	64,000
June 30, 2000	0.38	780,000	2,340	290,160	-	292,500
September 30, 2000	0.38	300,000	900	111,600	-	112,500
December 31, 2000	0.38	20,000	60	7,440	-	7,500
February 1, 2001	0.13	192,000	576	23,424	-	24,000
March 14, 2001	0.38	60,000	180	22,320	-	22,500
April 1, 2001	0.38	39,336	118	14,634	-	14,752
April 24, 2001	0.38	40,000	120	14,880	-	15,000
May 20, 2001	0.37	42,668	128	15,872	-	16,000
May 25, 2001	0.38	40,000	120	14,880	-	15,000
June 11, 2001	0.38	120,000	360	44,640	-	45,000
June 18, 2001	0.38	80,000	240	29,760	-	30,000
August 31, 2001	0.38	40,000	120	14,880	-	15,000
September 20, 2001	0.38	80,000	240	29,760	-	30,000
September 21, 2001	0.50	20,000	60	9,940	-	10,000
November 21, 2001	0.34	59,140	177	19,848	-	20,025
December 3, 2001	0.38	13,332	40	4,960	-	5,000
January 30, 2002	0.38	16,000	48	5,952	-	6,000
February 1, 2002	0.30	66,664	200	19,801	-	20,001
February 26, 2002	0.31	8,796	26	2,679	-	2,705
April 1, 2002	0.13	80,000	240	9,760	-	10,000
April 9, 2002	0.38	21,832	65	8,257	-	8,322
July 1, 2002	0.21	119,200	358	24,342	-	24,700
July 10, 2002	0.37	107,732	323	40,075	-	40,398
August 16, 2002	0.21	3,764	11	789	-	800
September 5, 2002	0.88	4,000	12	3,488	-	3,500
September 10, 2002	0.38	13,332	40	4,960	-	5,000
September 20, 2002	0.37	53,336	160	19,840	-	20,000
September 30, 2002	0.38	21,332	64	7,936	-	8,000
December 20, 2002	0.37	114,432	343	41,956	-	42,299
Issuance of common stock for services:
December 10, 2000	0.38	84,200	253	31,322	-	31,575

December 10, 2000	0.38	1,400,000	4,200	520,800	-	525,000
February 14, 2001	0.13	1,221,520	3,665	149,048	-	152,713
February 22, 2001	0.13	600,000	1,800	73,200	-	75,000
June 6, 2001	0.38	100,000	300	37,200	-	37,500
June 12, 2001	0.38	20,000	60	7,440	-	7,500
August 31, 2001	0.38	1,400,000	4,200	520,800	-	525,000
September 10, 2001	0.25	300,000	900	73,413	-	74,313
September 11, 2001	0.38	160,000	480	59,520	-	60,000
September 12, 2001	0.38	9,200,000	27,600	3,422,400	-	3,450,000
January 7, 2002	0.38	1,573,400	4,720	592,805	-	597,525
January 30, 2002	0.38	20,000	60	7,440	-	7,500
April 1, 2002	0.38	33,000	99	12,276	-	12,375
May 29, 2002	0.38	120,000	360	44,640	-	45,000
September 30, 2002	0.38	40,000	120	14,880	-	15,000
December 31, 2002	0.38	338,400	1,015	125,885	-	126,900
Share adjustment	-	275,060	825	(634)	-	191
Cancellation of common stock	-	(120,000)	(360)	360	-	-
Net loss	-	-	-	-	(7,153,550)	(7,153,550)

Balances, December 31, 2002 (Restated)		57,045,824	171,137	6,556,866	(7,153,550)	(425,547)

Issuance of common stock for services	0.03	9,200,800	27,602	202,498	-	230,100
Issuance of common stock for cash	0.38	273,064	819	101,956		102,775
Net loss	-	-	-	-	(2,271,341)	(2,271,341)

Balances, December 31, 2003		66,519,688	199,559	6,861,319	(9,424,891)	(2,364,013)

Net loss		-	-	-	(772,712)	(772,712)

Balances, December 31, 2004		66,519,688	$199,559	$6,861,319	$(10,197,603)	$(3,136,725)

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 7, 1999
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(772,712)	$(2,271,341)	$(10,197,603)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	5,358	9,677	107,582
Issuance of common stock for services	-	230,100	5,996,331
Changes in:
Employee advances	-	472	-
Other assets	(980)	-	(1,980)
Accounts payable	22,241	22	131,717
Accrued compensation	631,658	1,833,216	2,652,691
Payroll tax obligation	10,822	22,152	129,018

Net cash used in operating activities	(103,613)	(175,702)	(1,182,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,791)	(45,744)

Net cash used in investing activities	-	(4,791)	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	102,775	1,113,247
Net loan proceeds from shareholder	39,977	13,294	83,381
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	66,615	64,500	151,115

Net cash provided by financing activities	106,592	180,569	1,231,243

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,979	76	3,255

CASH AND CASH EQUIVALENTS, beginning of period	276	200	-

CASH AND CASH EQUIVALENTS, end of period	$3,255	$276	$3,255

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	182	1,669	5,725

eTelcharge.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION

eTelcharge.com, Inc. (“eTelcharge”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of December 31, 2004, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising equity financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restatements of 2002 were made.  See note 13 for details.

Cash and Cash Equivalents

eTelcharge considers cash in banks, certificates of deposit and other highly liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated lives of three to five years.  Expenditures that increase values or extend useful lives are capitalized. Routine maintenance and repairs are charged to expense when incurred.

Impairment of Long-Lived Assets

eTelcharge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  eTelcharge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.  There was no impairment of long-lived assets for the years ending December 31, 2004 and 2003.

Proprietary Rights

Proprietary rights consist of certain exclusive rights that allow eTelcharge's customers to charge meals and other consumer oriented goods to proprietary "900" telephone numbers obtained from AT&T. These rights expired in January 2003, and were fully amortized at December 31, 2002. The proprietary rights were being amortized using the straight-line method over their estimated useful life of three years which was the contractual life of the underlying agreement with AT&T.   See note 12 for details.

Income Taxes

eTelcharge accounts for income taxes in accordance with the asset and liability method. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Revenue Recognition

eTelcharge recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants will be recognized as online purchases from customers are processed and will typically range from 5% to 8% of the purchase price, plus $0.15 per transaction and will be non-refundable. Customer fee revenue will be recognized upon shipment by the online merchant to the customer and will typically be 10% of the purchase price and will be refundable should the merchant approve the customer dispute. All funds will be remitted directly to eTelcharge. eTelcharge expects to enter into 2 to 3 year agreements with merchants, with such agreements not containing cancellation clauses. The direct costs of providing these services includes a transaction charge by the carrier of approximately 6% of the purchase price and a usage charge per minute that will be expensed as incurred.

Stock-Based Compensation

eTelcharge issues stock as compensation to employees and outside consultants for services rendered.  These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

eTelcharge adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

eTelcharge applies APB No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in eTelcharge’s financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no options or warrants granted during the years ended December 31, 2004 and 2003.

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of basic and diluted common shares outstanding.  There were no dilutive securities for the years ended December 31, 2004 and 2003.

Recent Accounting Pronouncements

eTelcharge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on eTelcharge’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred recurring net losses of $772,712 and $2,271,341 in fiscal 2004 and 2003, respectively, has an accumulated deficit of $10,197,603 and a working capital deficit of $3,136,725.  These conditions raise substantial doubt as to eTelcharge’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004 and 2003:

		Amounts on December 31,
Description	Life	2004	2005
-------------------------------------	---------	----------	-----------
Computer equipment	3 years	$ 33,399	$ 33,399
Office furniture and equipment	5 years	17,145	17,145
		----------	----------
		50,544	50,544
Less: accumulated depreciation		(44,582)	(39,224)
		----------	-----------
		$ 5,962	$ 11,320
		======	=======

Depreciation expense totaled $5,358 and $9,677 in fiscal 2004 and 2003, respectively.

NOTE 5 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

As of December 31, 2004 and 2003, eTelcharge was obligated to issue 48,861,927 and 613,333 shares of common stock valued at $2,648,691 and $187,817, respectively, to several employees and consultants for accrued compensation under various agreements from 2001 to 2004.

As of December 31, 2004 and 2003, eTelcharge was obligated to issue 3,967,064 and 25,448,333 shares of common stock for proceeds received of $151,115 and $1,829,217, respectively, from several investors under pending stock subscriptions from 2002 to 2004.

NOTE 6 - PAYROLL TAX OBLIGATION

eTelcharge has not remitted a portion of its Federal and State employer and employee payroll taxes for the years 2001 through 2004. eTelcharge has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Federal Tax obligation in addition to an estimated 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2004 and 2003 is $129,018 and $118,196, respectively.

NOTE 7 - NOTE PAYABLE TO SHAREHOLDER

At December 31, 2004 and 2003, eTelcharge has an unsecured note payable to a shareholder in the amount of $83,381 and $43,404, respectively, with interest only payments due monthly at 12.25% with no specified maturity date.  The shareholder makes advances to eTelcharge on an as needed basis and is periodically repaid portions of the outstanding balance.

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,390,000 and $1,250,000 at December 31, 2004 and 2003, respectively, and will expire in the years 2019 through 2024.

At December 31, 2004 and 2003, deferred tax assets consisted of the following:

	2004	2003

Deferred tax assets
Net operating losses	$ 472,000	$ 424,000
Less: valuation allowance	(472,000)	(424,000)
	--------------	--------------
Net deferred tax asset	$ -	$ -
	========	========

NOTE 9 - COMMITMENTS

eTelcharge has a business relationship (affinity program) with a charitable organization that requires eTelcharge to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  eTelcharge will be required to issue up to 302,085 and 156,665 shares of common stock in 2005 and 2006, respectively, under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In August 2000, eTelcharge entered into a lease for office space.  The lease was for three years with base rent of $1,000 per month and a security deposit of $1,000.  The lease was continued on a month-to-month basis until February 2004 when the lease space was increased and renewed.  The renewal period expires in January 2007 with base rent of $3,675 per month and a security deposit of $1,000.

At December 31, 2004, future minimum commitments under non-cancelable operating leases are as follows:

2005	$ 44,100
2006	44,100
2007	3,675

$91,875

Rent expense totaled approximately $36,675 and $12,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE 10- COMMON STOCK

Effective April 5, 2005, eTelcharge effected a 4:1 forward split of eTelcharge’s common stock.  All share and per share amounts reflect the effect of the split as if it had occurred on the first day of the first period presented.

Since inception, the following share activity occurred:

	Shares	Amount
	--------------	--------------
Shares for cash	9,688,628	$1,113,247
Shares for services	56,938,260	5,996,331
Shares for assets	12,800	4,800
Share cancellation	(120,000)	-
	--------------	--------------
Totals	66,519,688	$7,114,378
	========	========

NOTE 11 - STOCK OPTIONS

Under the terms of a stock option agreement effective August 1, 2001, eTelcharge granted options to a consulting firm to purchase 9,200,000 shares of common stock. 6,000,000 options have an exercise price of $0.50 per share and 3,200,000 options have an exercise price of $0.63 per share. The options vested immediately upon approval by the Securities and Exchange Commission (SEC) of eTelcharge's Form SB-2, which occurred in April of 2002.  The options expired in April 2003. eTelcharge estimated the fair value of this option grant using the Black-Scholes option-pricing model with the following assumptions.

Summary information regarding options is as follows:

Wtd. Avg.
Exercise
	Options	Price
	--------------	--------------
Outstanding at December 31, 2002	9,200,000	$0.54

Expired	(9,200,000)	0.54
	--------------	--------------
Outstanding at December 31, 2003	-	-
	========	========

NOTE 12 - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During 1999, eTelcharge purchased proprietary rights from a related company, Consumer Data Solutions Corp. ("CDS"), which has the same majority shareholder as eTelcharge, for $116,500 payable under a repayment agreement which required monthly payments ranging from $7,500 to $8,500 through January 2001.  The repayment agreement was unsecured and does not bear interest. In addition, the agreement requires eTelcharge to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of proprietary rights (which equates to 3% of net income of eTelcharge) beginning January 1, 2001.

As these rights were purchased from a related entity, the asset was recorded by eTelcharge at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a debit to additional paid-in capital. Amounts payable to CDS totaled $0 at December 31, 2004 and 2003.

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During 2005, management of eTelcharge discovered errors related to 2001 and 2002.  9,200,000 shares of common stock valued at $3,450,000 issued in 2001 for services were not recorded.  Accordingly, net loss, common stock and additional paid in capital were understated by $3,450,000, $27,600 and $3,422,400, respectively.  Accrued compensation and pending stock subscriptions of $104,651 and $9,279 related to 2002 were not recorded.  Accordingly, net loss, accrued compensation and pending stock subscriptions were understated by $113,930, $104,651 and $9,279, respectively.

NOTE 14 - SUBSEQUENT EVENTS

eTelcharge has issued 61,682,020 shares of common stock during 2005. Of this amount 48,343,596 shares were issued for prior year services for a previously accrued total of $2,574,374. Shares totaling 4,130,424 were issued for $138,157 in cash, of which $132,007 was received in prior years and $6,150 was received in 2005. The president of eTelcharge received 9,200,000 common shares, valued at $1,840,000 for services in 2005, while an employee received 8,000 common shares, valued at $1,600 for services in 2005.