Form 10QSB
period 2005-03-31
ETELCHARGE COM INC
filed 2005-12-22
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

____________________

Commission File Number 000-30479

ETELCHARGE.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-2847699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1636 N. Hampton, Suite 270 Desoto, Texas	75115
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (972)298-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No  ☒

The number of shares of the issuer’s common stock outstanding as of December 8, 2005 was 128,201,706.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No  ☒

ETELCHARGE.COM, INC.
FORM 10-QSB

For the Quarter March 31, 2005

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

March 31,
2005
ASSETS
Current assets:
Cash	$200
Stock subscriptions receivable	400

Fixed assets, net of accumulated depreciation of $45,441	5,103

Deposits	1,980

Total assets	$7,683

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$5,325
Accounts payable	140,949
Accrued liabilities	288,067
Payroll tax obligation	130,762
Pending stock subscriptions	19,910
Note payable to shareholder	122,435

Total current liabilities	707,448

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
116,201,706 shares issued and outstanding	348,605
Additional paid in capital	11,061,514
Deficit accumulated during the development stage	(12,109,884)
Total stockholders' deficit	(699,765)

Total liabilities and stockholders' deficit	$7,683

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2005	2004	2005

Revenues	$7,309	$-	$51,526

Operating expenses	1,912,392	179,447	12,118,380

Net loss from operations	(1,905,083)	(179,447)	(12,066,854)

Interest expense	(7,198)	(2,595)	(43,030)

Net loss	$(1,912,281)	$(182,042)	$(12,109,884)

Basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding	91,213,563	66,519,688

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,912,281)	$(182,042)	$(12,109,884)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	859	1,340	108,441
Issuance of common stock for services	1,841,200	-	7,837,531
Imputed interest	5,510	-	5,510
Changes in:
Employee advances	-	(1,042)	-
Bank overdraft	4,580	1,620	4,580
Other assets	(400)	-	(2,380)
Accounts payable	9,977	7,294	141,694
Accrued compensation	(250)	157,915	2,652,441
Payroll tax obligation	1,744	3,997	130,762

Net cash used in operating activities	(49,061)	(10,918)	(1,231,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(45,744)

Net cash used in investing activities	-	-	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,150	-	1,119,397
Net loan proceeds from shareholder	39,054	2,588	122,435
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	802	8,254	151,917

Net cash provided by financing activities	46,006	10,842	1,277,249

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,055)	(76)	200

CASH AND CASH EQUIVALENTS, beginning of period	3,255	276	-

CASH AND CASH EQUIVALENTS, end of period	$200	$200	$200

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	34	85	5,759

ETELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Etelcharge.com, Inc. (“Etelcharge”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Etelcharge’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of March 31, 2005 Etelcharge has an accumulated deficit of $12,109,884 and a working capital deficit of $706,848. These conditions raise substantial doubt as to Etelcharge’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

NOTE 3 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

During the quarter ended March 31, 2005, Etelcharge issued 3,598,424 shares of common stock valued at $132,007 to several investors under pending stock subscriptions from 2002 to 2004.

During the quarter ended March 31, 2005, Etelcharge issued 36,343,594 shares of common stock valued at $2,364,374 to several employees and consultants for accrued compensation under various agreements from 2001 to 2004.

NOTE 4- COMMON STOCK

Effective April 5, 2005, Etelcharge effected a 4:1 forward split of Etelcharge’s common stock. All share and per share amounts reflect the effect of the split as if it had occurred on the first day of the first period presented.

During the quarter ended March 31, 2005, Etelcharge issued 532,000 shares of common stock to various investors for $6,150 in cash.

During the quarter ended March 31, 2005, Etelcharge issued 9,200,000 shares of common stock valued at $1,839,600 to its principal shareholder for services rendered in 2005. Etelcharge also issued 8,000 shares of common stock valued at $1,600 to a consultant for services rendered in 2005.

NOTE 5 - SUBSEQUENT EVENTS

During the quarter ended June 30, 2005, Etelcharge issued 12,000,000 shares of common stock valued at $210,000 to two consultants for accrued compensation under a 2004 agreement.

Item 2. Management’s Discussion and Analysis Or Plan of Operation

The following discussion should be read in conjunction with the condensed financial statements of ETELCHARGE, which are included elsewhere in this Form 10-QSB. Included in this discussion are certain forward-looking statements regarding ETELCHARGE’s expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ETELCHARGE may experience high volatility in operating results and cash flows from quarter to quarter and from year to year.

ETELCHARGE had a net loss of $1,912,281 for the quarter ended March 31, 2005, an increase of $1,730,239 compared to a net loss of $182,042 for the quarter ended March 31,2004. The increased loss primarily resulted from increased non-cash charges associated with the issuance of common stock for services. The Company, as a development company, has generated no material operating revenues as of March 31, 2005.

PLAN OF OPERATION

We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2004 included a paragraph that expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and a new transaction fee of approximately $.50 per transaction service charge.  We plan to maintain a ten percent (10%) service charge to be added to total charges added to phone bills utilizing our telephone billing option, while limiting purchases to sixty dollars ($60) per month.  Our costs for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee by providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Commencing in January 2003, AT&T terminated providing this billing service in the industry, and we have contracted with a private third-party billing service, Billing Concepts, Inc., in place of AT&T. Additional revenue will be generated from our credit card merchant services.  We charge merchants a monthly fee ranging from $29 to $89 per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty-five cents ($0.25), and a statement fee ranging from $12 to $15 per month.

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

Although we have generated no material operating revenues to date, we have tested our initial phone billing option with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants, most of whom will be signed up through the efforts of our resellers. We currently have three such resellers who are existing Web merchants, authorized agents and a shopping cart software company who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers, which provide for the 20% commission and a nominal residual fee so long as we retain Web merchants referred by the reseller, are cancelable by either party on 30 days notice to the other.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2004. We have not generated any significant revenue since our inception on June 7, 1999. At March 31, 2005 we have an accumulated deficit of $12,109,884, including a net loss of $1,912,281 for the quarter ended March 31, 2005.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,119,397 from inception through March 31, 2005 including 6,150 for the quarter ended March 31, 2005. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 3. Controls and Procedures

ETELCHARGE has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of ETELCHARGE's management, including ETELCHARGE's Chief Executive and Chief Financial Officer, ETELCHARGE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in ETELCHARGE's internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, Etelcharge issued 3,598,424 shares of common stock valued at $132,007 to several investors under pending stock subscriptions from 2002 to 2004.

During the quarter ended March 31, 2005, Etelcharge issued 36,343,594 shares of common stock valued at $2,364,374 to several employees and consultants for accrued compensation under various agreements from 2001 to 2004.

During the quarter ended March 31, 2005, Etelcharge issued 532,000 shares of common stock to various investors for $6,150 in cash. eTelcharge believes this sale of equity securities is exempt from registration as the purchasers were an accredited investors pursuant to Section 4(6) of the Securities Act of 1933 as amended.

During the quarter ended March 31, 2005, Etelcharge issued 9,200,000 shares of common stock valued at $1,839,600 to its principal shareholder for services rendered in 2005. Etelcharge also issued 8,000 shares of common stock valued at $1,600 to a consultant for services rendered in 2005.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

December 8, 2005	By:	/s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer

December 8, 2005	By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Principal Financial Officer