Form 10QSB
period 2005-06-30
ETELCHARGE COM INC
filed 2005-12-22
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2005

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

____________________

Commission File Number 000-30479

ETELCHARGE.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-2847699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1636 N. Hampton, Suite 270, Desoto, Texas	75115
(Address of principal executive office)	(Zip Code)

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

ETELCHARGE.COM, INC.
FORM 10-QSB
For the Quarter June 30, 2005

Item 6. Exhibits and Reports on Form 8-K	9

SIGNATURES	l0

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

June 30,
2005
ASSETS
Current assets:
Cash	$1,467
Stock subscriptions receivable	100

Fixed assets, net of accumulated depreciation of $46,338	4,206

Deposits	1,980

Total assets	$7,753

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$6,677
Accounts payable	141,182
Accrued liabilities	79,594
Payroll tax obligation	131,561
Pending stock subscriptions	21,113
Note payable to shareholder	143,958

Total current liabilities	524,085

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
128,201,706 shares issued and outstanding	384,605
Additional paid in capital	11,236,384
Deficit accumulated during the development stage	(12,137,321)
Total stockholders' deficit	(516,332)

Total liabilities and stockholders' deficit	$7,753

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 7, 1999
	Six months ended		Three months ended		(Inception) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Revenues	$12,488	$-	$5,179	$-	$56,705

Operating expenses	1,943,273	375,076	30,881	195,629	12,149,261

Net loss from operations	(1,930,785)	(375,076)	(25,702)	(195,629)	(12,092,556)

Interest expense	(8,933)	(5,032)	(1,735)	(2,437)	(44,765)

Net loss	$(1,939,718)	$(380,108)	$(27,437)	$(198,066)	$(12,137,321)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding	105,367,823	66,519,688	119,366,541	66,519,688

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			June 7, 1999
	Six months ended		(Inception) to
	June 30,		June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,939,718)	$(380,108)	$(12,137,321)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	1,756	2,680	109,338
Issuance of common stock for services	1,841,200	-	7,837,531
Imputed interest	6,380	-	6,380
Changes in:
Employee advances	-	(1,042)	-
Bank overdraft	5,932	2,436	5,932
Other assets	(100)	-	(2,080)
Accounts payable	10,210	6,314	141,927
Accrued compensation	1,277	315,830	2,653,968
Payroll tax obligation	2,543	7,994	131,561

Net cash used in operating activities	(70,520)	(45,896)	(1,252,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(45,744)

Net cash used in investing activities	-	-	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,150	-	1,119,397
Net loan proceeds from shareholder	60,577	23,404	143,958
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	2,005	27,707	153,120

Net cash provided by financing activities	68,732	51,111	1,299,975

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,788)	5,215	1,467

CASH AND CASH EQUIVALENTS, beginning of period	3,255	276	-

CASH AND CASH EQUIVALENTS, end of period	$1,467	$5,491	$1,467

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	127	130	5,852

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of June 30, 2005 Etelcharge has an accumulated deficit of $12,137,321 and a working capital deficit of $522,518. These conditions raise substantial doubt as to Etelcharge’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

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

During the quarter ended June 30, 2005, Etelcharge issued 12,000,000 shares of common stock valued at $210,000 to two consultants for accrued compensation under a 2004 agreement

NOTE 4- COMMON STOCK

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

ETELCHARGE had a net loss of $1,939,718 for the six months ended June 30, 2005, an increase of $1,559,610 compared to a net loss of $380,108 for the six months ended June 30,2004. The increased loss primarily resulted from increased non-cash charges associated with the issuance of common stock for services. ETELCHARGE had a net loss of $27,437 for the quarter ended June 30, 2005, a decrease of $170,629 compared to a net loss of $198,066 for the quarter ended June 30, 2004.The decreased loss primarily resulted from decreased non-cash charges associated with the accrual of compensation expense. The Company, as a development company, has generated no material operating revenues as of June 30, 2005.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2004. We have not generated any significant revenue since our inception on June 7, 1999. At June 30, 2005 we have an accumulated deficit of $12,137,321 including a net loss of $1,939,718 and $27,437 for the six months and quarter ended June 30, 2005, respectively.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,119,397 from inception through June 30, 2005 including 6,150 for the six months ended June 30, 2005. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2005, Etelcharge issued 12,000,000 shares of common stock valued at $210,000 to two consultants for accrued compensation under a 2004 agreement

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K

a.) Exhibits

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

b.) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

December 8, 2005	By:	/s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer

ETELCHARGE.COM, INC.

December 8, 2005	By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Principal Financial Officer