Form 10QSB
period 2005-09-30
ETELCHARGE COM INC
filed 2005-12-22
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2005

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
For the Quarter September 30, 2005

Item 6. Exhibits and Reports on Form 8-K	9

Signatures	l0

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

September 30,
2005
ASSETS
Current assets:
Cash	$5,200

Fixed assets, net of accumulated depreciation of $47,235	3,309

Deposits	1,980

Total assets	$10,489

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$6,117
Accounts payable	135,746
Accrued liabilities	105,047
Payroll tax obligation	133,392
Pending stock subscriptions	21,313
Note payable to shareholder	215,179

Total current liabilities	616,794

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
128,201,706 shares issued and outstanding	384,605
Additional paid in capital	11,239,240
Deficit accumulated during the development stage	(12,230,150)
Total stockholders' deficit	(606,305)

Total liabilities and stockholders' deficit	$10,489

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 7, 1999
	Nine months ended		Three months ended		(Inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005

Revenues	$23,454	$-	$10,966	$-	$67,671

Operating expenses	2,043,566	570,590	100,293	195,514	12,249,554

Net loss from operations	(2,020,112)	(570,590)	(89,327)	(195,514)	(12,181,883)

Interest expense	(12,435)	(7,960)	(3,502)	(2,928)	(48,267)

Net loss	$(2,032,547)	$(578,550)	$(92,829)	$(198,442)	$(12,230,150)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares outstanding	113,062,758	66,519,688	128,201,706	66,519,688

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			June 7, 1999
	Nine months ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,032,547)	$(578,550)	$(12,230,150)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	2,653	4,020	110,235
Issuance of common stock for services	1,841,200	-	7,837,531
Imputed interest	9,236	-	9,236
Changes in:
Employee advances	-	(1,042)	-
Bank overdraft	5,372	2,788	5,372
Other assets	-	-	(1,980)
Accounts payable	4,774	2,174	136,491
Accrued compensation	26,730	473,745	2,679,421
Payroll tax obligation	4,374	11,991	133,392

Net cash used in operating activities	(138,208)	(84,874)	(1,320,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(45,744)

Net cash used in investing activities	-	-	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,150	-	1,119,397
Net loan proceeds from shareholder	131,798	37,637	215,179
Payment on payable to related party for asset purchase		-	(116,500)
Cash received on pending stock subscriptions	2,205	47,161	153,320

Net cash provided by financing activities	140,153	84,798	1,371,396

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,945	(76)	5,200

CASH AND CASH EQUIVALENTS, beginning of period	3,255	276	-

CASH AND CASH EQUIVALENTS, end of period	$5,200	$200	$5,200

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	462	189	6,187

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of September 30, 2005 Etelcharge has an accumulated deficit of $12,230,150 and a working capital deficit of $611,594. These conditions raise substantial doubt as to Etelcharge’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

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

ETELCHARGE had a net loss of $2,032,547 for the nine months ended September 30, 2005, an increase of $1,453,997 compared to a net loss of $578,550 for the nine months ended September 30,2004. The increased loss primarily resulted from increased non-cash charges associated with the issuance of common stock for services. ETELCHARGE had a net loss of $92,829 for the quarter ended September 30, 2005, a decrease of $105,613 compared to a net loss of $198,442 for the quarter ended September 30, 2004.The decreased loss primarily resulted from decreased non-cash charges associated with the accrual of compensation expense. The Company, as a development company, has generated no material operating revenues as of September 30, 2005.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2004. We have not generated any significant revenue since our inception on June 7, 1999. At September 30, 2005 we have an accumulated deficit of $12,230,150 including a net loss of $2,032,547 and $92,829 for the nine months and quarter ended September 30, 2005, respectively.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,119,397 from inception through September 30, 2005 including 6,150 for the nine months ended September 30, 2005. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

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
None.

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