Form 10KSB
period 2003-12-31
ETELCHARGE COM INC
filed 2006-02-27
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
        ☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Common Stock, $0.003 Par Value
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐; No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒

State issuer's revenues for its most recent fiscal year.
NONE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. $6,827,558 as of February 24, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of February 24, 2006, there were 129,733,600 outstanding shares.

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

THE BUSINESS

BACKGROUND

   We were organized in June 1999 to provide customers of online merchants with the ability to charge their Internet purchases to their local telephone bill, rather than to a credit card. In May of 2003, the company expanded its service by offering credit card processing for merchants and becoming a merchant service company. This move positioned the company to provide the traditional payment options such as Visa, MasterCard and American Express for merchants and for merchants' clients to be able to accept those options along with our telephone billing option. While generally, our expected users do not have a credit card or are reluctant to use a credit card online due to security and privacy concerns, this additional service would allow the company to provide the traditional forms of payments and serve as a more complete solution for merchants accepting other non cash forms of payment.

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

We also expect to compete with two other 900 billing services, eCharge and iBill, all of which are larger than we and offer customers similar opportunities to charge to their telephone bills online, through arrangements with 900 billing services. However, 900 billing charges through these companies are generally limited to services, rather than products, and to some digital goods offered for sale online. We believe we have a competitive advantage in that we will have developed a 900 number application that allows for the purchase of qualified goods offered by our online merchants. Moreover, we believe that our software is more customer friendly than our competitors' because our customer simply clicks on the eTELCHARGE icon and provides a password and e-mail address. iBill requires the customer to call a 900 number while online to obtain a special pin number to complete the transaction.

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

EMPLOYEES

As of February 24, 2006, we have 5 full-time employees and 21 part-time employees.

Item 2. Description of Property.

We currently lease 3,000 square feet of office space on a three-year lease expiring January 31, 2007 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its stockholders during the 2003 fiscal year.

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

	2003
QUARTER ENDED	LOW	HIGH
March 31	$1.75	$1.75
June 30	0.51	0.55
September 30	0.06	0.08
December 31	0.02	0.05

As of February 24, 2006, we had approximately 581 holders of record of voting common stock.

 We have not paid dividends on our common stock and do not anticipate the payment of cash dividends in the foreseeable future, as we contemplate retaining all earnings to finance the continued growth of our business.

During fiscal year 2003 no stock was sold and/or issued for services.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company had a net loss of $2,271,341 for the year ended December 31, 2003, a increase of $1,040,722 compared to a net loss of $1,230,619 for the year ended December 31, 2002. The increased loss primarily resulted from non-cash charges associated with the issuance of common stock for services. The Company, as a development company, has generated no material operating revenues as of December 31, 2003.

PLAN OF OPERATION
We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2003, included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and an approximately new transaction fee of $.50 per transaction service charge.  We plan to maintain the same fee of a ten percent (10%) service charge to be added to total charge added to phone bill utilizing our telephone billing option, while limiting purchases to sixty dollars ($60.) per month.  Our cost for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee for providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Commencing in January 2003, AT&T terminated providing this billing service in the industry, and we have contracted with a private third-party billing service, Billing Concepts, Inc., in place of AT&T. Additional revenue will be generated from our credit card merchant services.  We charge merchants a monthly fee ranging from $29. to $89. per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty five cents ($0.25), a statement fee ranging from $10 to $15 per month.

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

Although we have not generated revenue, we have tested our initial phone billing option with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web merchants in 2004, most of whom will be signed up through the efforts of our resellers. We currently have three such resellers who are existing Web merchants, authorized agents and a shopping cart software company who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers take a three day training course from us, either online or at our corporate offices, before commencing to market our 900 billing services to Web merchants. Our agreements with resellers provide for the 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancelable by either party on 30 days notice to the other.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2003. We have not generated any revenue since our inception and since inception through the year ended December 31, 2003 we incurred a cumulative net loss of $9,424,891 to date including a net loss of $2,271,341 for the year ended December 31, 2003.

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

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. Because our reports have not been prepared or submitted on a timely basis we were unable to properly accrue unpaid compensation expenses or properly calculate and record the value of stock issued for services. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

THOMAS JACKSON was appointed to our Board in September 2003 to fill a vacancy on the Board and is currently self employed in private practice as a Family Psychologist and has been working in behavioral health for nine years. He also has twelve years of experience in the technology industry and has been employed as a Network Infrastructure Design Engineer with @Track Communications. Mr. Jackson's background includes positions titles as Technology Researcher, Computer Programmer, Technical Sales, and Project Management for Technology projects. Mr. Jackson also served as a Technology Professor for DeVry Institute from 1994 to 1999. Mr. Jackson graduated with a Bachelor of Computer Science Degree from DeVry Institute in 1994, Masters of Telecommunication Management Degree from Keller Graduate School of Manangement in 2003 and a Doctorate in Theology from Catella University in 2003.

The company does not have an audit committee financial expert serving on its audit committee. The company is still in development stage and does not yet require the services of an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

None of the persons that were a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12, have filed Forms 3,4 or 5 in a timely manner during fiscal year 2003. The Company intends to file the required forms in the very near future as part of an effort to fully comply with all filing requirements pursuant to the Securities Exchange Act of 1934 as amended.

No change requiring the filing of a Form 4 occurred in fiscal year 2003.

The Company has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Until recently we had less than 3 employees and have not had sufficient capital to complete compliance. We intend to complete a code of ethics and file it as an exhibit to our 2005 10KSB which we intend to file with the Commission within the next 60-90 days.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
ANNUAL COMPENSATION					AWARDS		PAYOUTS
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
NAME						SECURITIES
AND				OTHER	RESTRICTED	UNDERLYING		ALL
PRINCIPAL				ANNUAL	STOCK	OPTIONS/	LTIP	OTHER
POSITION	YEAR	SALARY($)	BONUS($)	COMPENSATION($)	(AWARD(S)	SARS(#)	PAYOUTS($)	COMPENSATION($)

Carl O. Sherman
Chief Executive
Officer	2003	32,944	-0-	-0-	2,340,000 shares (1)	-0-	-0-	-0-
	2002	36,426	-0-	-0-	40,000 shares (2)	-0-	-0-	-0-
	2001	57,000	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Valued at $50,000.
(2)	Valued at $60,000.

    None of our executive officers or directors has been granted stock options, warrants or similar securities.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth the number of shares of each class of stock beneficially owned as of February 24, 2006 by each person known by eTelcharge to be the beneficial owner of more than five percent of any class of our voting securities. Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

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

During fiscal year 2003 there were no transactions between our company and any officers, directors or other affiliates. Carl O. Sherman who is our CEO and Michelle R. Sherman our CFO are husband and wife.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, Malone & Bailey PC, for professional services rendered for the audit of our annual financial statements on Form 10-KSB for the year ended December 31, 2003 amounted to $6,750.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under "Audit Fees" for the years ended December 31, 2003.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2006.

ETELCHARGE.COM, INC.

By:	/s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 24th day of February 2006.

Signature	Capacity

/s/ Carl O. Sherman	Chief Executive Officer
Carl O. Sherman	(Principal Executive Officer)

/s/ Michelle R. Sherman	Director and Secretary
Michelle R. Sherman	(Principal Financial Officer)

/s/ Thomas Jackson	Director
Thomas Jackson

                                      F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eTelcharge.com, Inc.
(A Development Stage Company)
 Desoto, Texas

We have audited the accompanying balance sheet of eTelcharge.com, Inc. (A Development Stage Company) as of December 31, 2003, and the related statements of expenses, stockholders' deficit, and cash flows for the year then ended.   The financial statements for the period June 7, 1999 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements.  Our opinion on the statements of expenses, stockholders' deficit, and cash flows for the period June 7, 1999 (inception) through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors.  These financial statements are the responsibility of eTelcharge.com, Inc.'s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eTelcharge.com, Inc.'s, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that eTelcharge.com, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, eTelcharge.com, Inc. suffered recurring losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 14, 2005

eTelcharge.COM, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2003
ASSETS
Current assets:
Cash	$276

Fixed assets, net of accumulated depreciation of $39,224	11,320

Deposits	1,000

Total assets	$12,596

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$2,021,033
Payroll tax obligation	118,196
Accounts payable	109,475
Note payable to shareholder	43,405
Pending stock subscriptions	84,500

Total current liabilities	2,376,609

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
66,519,688 shares issued and outstanding	199,559
Additional paid in capital	6,861,319
Deficit accumulated during the development stage	(9,424,891)

Total stockholders' deficit	(2,364,013)

Total liabilities and stockholders' deficit	$12,596

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

			June 7, 1999
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003
		Restated

Operating expenses	$2,264,108	$1,235,393	$9,418,258

Net loss from operations	(2,264,108)	(1,235,393)	(9,418,258)

Other income	9,871	8,648	20,773

Interest expense	(17,104)	(3,874)	(27,406)

Net loss	$(2,271,341)	$(1,230,619)	$(9,424,891)

Basic and diluted net loss per share	$(0.04)	$(0.03)

Weighted average shares outstanding	61,810,435	47,073,840

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from June 7, 1999 (Inception) through December 31, 2003

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

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 7, 1999
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,271,341)	$(1,230,619)	$(9,424,891)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	9,677	31,686	102,224
Issuance of common stock for services	230,100	804,300	5,996,331
Changes in:
Employee advances	472	718	-
Other assets	-	-	(1,000)
Accounts payable	22	55,605	109,476
Accrued compensation	1,833,216	101,151	2,021,033
Payroll tax obligation	22,152	36,518	118,196

Net cash used in operating activities	(175,702)	(200,641)	(1,078,631)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,791)	(628)	(45,744)

Net cash used in investing activities	(4,791)	(628)	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	-	(3,566)	-
Proceeds from sales of common stock	102,775	191,725	1,113,247
Net loan proceeds from shareholder	13,294	(6,890)	43,404
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	64,500	20,000	84,500

Net cash provided by financing activities	180,569	201,269	1,124,651

NET INCREASE IN CASH AND CASH EQUIVALENTS	76	-	276

CASH AND CASH EQUIVALENTS, beginning of period	200	200	-

CASH AND CASH EQUIVALENTS, end of period	$276	$200	$276

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	1,669	3,874	5,543

eTelcharge.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION

eTelcharge.com, Inc. (“eTelcharge”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of December 31, 2003, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising equity financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

Impairment of Long-Lived Assets

eTelcharge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  eTelcharge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets for the years ending December 31, 2003 and 2002.

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

eTelcharge applies APB No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in eTelcharge's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no options or warrants granted during the years ended December 31, 2003 and 2002.

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of basic and diluted common shares outstanding.  There were no dilutive securities for the years ended December 31, 2003 and 2002.

Recent Accounting Pronouncements

eTelcharge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on eTelcharge's results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred recurring net losses of $2,271,341 and $1,230,619 in fiscal 2003 and 2002, respectively, has an accumulated deficit of $9,424,891 and a working capital deficit of $2,376,333.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2002:

		Amounts on December 31,
Description	Life	2003	2002
-------------------------------------	---------	----------	-----------
Computer equipment	3 years	$ 33,399	$ 30,836
Office furniture and equipment	5 years	17,145	14,917
		----------	----------
		50,544	45,753
Less: accumulated depreciation		(39,224)	(29,547)
		----------	-----------
		$ 11,320	$ 16,206
		======	=======

Depreciation expense totaled $9,677 and $12,436 in fiscal 2003 and 2002, respectively.

NOTE 5 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

As of December 31, 2003, eTelcharge was obligated to issue 613,333 shares of common stock valued at $187,817 to several employees and consultants for accrued compensation under various agreements.

As of December 31, 2003, eTelcharge was obligated to issue 25,448,333 shares of common stock for proceeds received of $1,829,217 from several investors under pending stock subscriptions.

NOTE 6 - PAYROLL TAX OBLIGATION

eTelcharge has not remitted a portion of its Federal and State employer and employee payroll taxes for the years 2001 through 2003. eTelcharge has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Federal Tax obligation in addition to an estimated 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2003 and 2002 is $118,196 and $96,044, respectively.

NOTE 7 - NOTE PAYABLE TO SHAREHOLDER

At December 31, 2003 and 2002, eTelcharge has an unsecured note payable to a shareholder in the amount of $43,404 and $30,110, respectively, with interest only payments due monthly at 12.25% with no specified maturity date.  The shareholder makes advances to eTelcharge on an as needed basis and is periodically repaid portions of the outstanding balance.

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,250,000 and $960,000 at December 31, 2003 and 2002, respectively, and will expire in the years 2019 through 2023.

At December 31, 2003 and 2002, deferred tax assets consisted of the following:

	2003	2002

Deferred tax assets
Net operating losses	$ 424,000	$ 339,969
Less: valuation allowance	(424,000)	(339,969)
	--------------	--------------
Net deferred tax asset	$ -	$ -
	========	========

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

At December 31, 2003, future minimum commitments under non-cancelable operating leases are as follows:

2004	$ 44,100
2005	44,100
2006	44,100
2007	3,675

$135,975

Rent expense totaled approximately $12,000 each for the years ended December 31, 2003 and 2002.

NOTE 10- COMMON STOCK

Effective April 5, 2005, eTelcharge effected a 4:1 forward split of eTelcharge's common stock.  All share and per share amounts reflect the effect of the split as if it had occurred on the first day of the first period presented.

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

As these rights were purchased from a related entity, the asset was recorded by eTelcharge at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a debit to additional paid-in capital. Amounts payable to CDS totaled $0 at December 31, 2003 and 2002.

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