Form 10QSB
period 2004-03-31
ETELCHARGE COM INC
filed 2006-02-27
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2004
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

Issuer's telephone number: (972)298-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No  ☒

The number of shares of the issuer's common stock outstanding as of February 24, 2006 was 129,733,600.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No  ☒

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

March 31,
2004
ASSETS
Current assets:
Cash	$200
Employee advances	1,041

Fixed assets, net of accumulated depreciation of $40,564	9,980

Deposits	1,000

Total assets	$12,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$1,620
Accounts payable	116,769
Accrued liabilities	2,178,948
Payroll tax obligation	122,193
Pending stock subscriptions	92,754
Note payable to shareholder	45,992

Total current liabilities	2,558,276

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
66,519,688 shares issued and outstanding	199,559
Additional paid in capital	6,861,319
Deficit accumulated during the development stage	(9,606,933)
Total stockholders' deficit	(2,546,055)

Total liabilities and stockholders' deficit	$12,221

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004

Operating expenses	$179,447	$52,892	$9,597,705

Net loss from operations	(179,447)	(52,892)	(9,597,705)

Other income	-	190	20,773

Interest expense	(2,595)	-	(30,001)

Net loss	$(182,042)	$(52,702)	$(9,606,933)

Basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding	66,519,688	47,845,824

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(182,042)	$(52,702)	$(9,606,933)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	1,340	3,159	103,564
Issuance of common stock for services	-	-	5,996,331
Imputed interest	-	-	-
Changes in:
Employee advances	(1,042)	(114)	(1,042)
Bank overdraft	1,620	-	1,620
Other assets	-	-	(1,000)
Accounts payable	7,294	(1,316)	116,770
Accrued compensation	157,915	14,999	2,178,948
Payroll tax obligation	3,997	8,747	122,193

Net cash used in operating activities	(10,918)	(27,227)	(1,089,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(108)	(45,744)

Net cash used in investing activities	-	-	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	4,635	-
Proceeds from sales of common stock	-	-	1,113,247
Net loan proceeds from shareholder	2,588	3,000	45,992
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	8,254	20,000	92,754

Net cash provided by financing activities	10,842	27,635	1,135,493

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76)	300	200

CASH AND CASH EQUIVALENTS, beginning of period	276	200	-

CASH AND CASH EQUIVALENTS, end of period	$200	$500	$200

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	85	-	5,628

ETELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Etelcharge.com, Inc. (“Etelcharge”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Etelcharge's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of March 31, 2004 Etelcharge has an accumulated deficit of $9,606,933 and a working capital deficit of $2,546,055. These conditions raise substantial doubt as to Etelcharge's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENTS

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
Item 2. Management's Discussion and Analysis Or Plan of Operation

The following discussion should be read in conjunction with the condensed financial statements of ETELCHARGE, which are included elsewhere in this Form 10-QSB. Included in this discussion are certain forward-looking statements regarding ETELCHARGE's expectations for its business and its capital resources. The reader should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements. ETELCHARGE may experience high volatility in operating results and cash flows from quarter to quarter and from year to year.

ETELCHARGE had a net loss of $182,042 for the quarter ended March 31, 2004, an increase of $129,340 compared to a net loss of $52,702 for the quarter ended March 31,2003. The increased loss primarily resulted from increased non-cash charges associated with the accrual of compensation. The Company, as a development company, has generated no material operating revenues as of March 31, 2004.

PLAN OF OPERATION

We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2003 included a paragraph that expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 5% to 8% of the purchase price of the goods or services charged, not including taxes, and a new transaction fee of approximately $.50 per transaction service charge.  We plan to maintain a ten percent (10%) service charge to be added to total charges added to phone bills utilizing our telephone billing option, while limiting purchases to sixty dollars ($60) per month.  Our costs for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee by providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Commencing in January 2003, AT&T terminated providing this billing service in the industry, and we have contracted with a private third-party billing service, Billing Concepts, Inc., in place of AT&T. Additional revenue will be generated from our credit card merchant services.  We charge merchants a monthly fee ranging from $29 to $89 per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty-five cents ($0.25), and a statement fee ranging from $12 to $15 per month.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2003. We have not generated any significant revenue since our inception on June 7, 1999. At March 31, 2004 we have an accumulated deficit of $9,606,933, including a net loss of $182,042 for the quarter ended March 31, 2004.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,119,397 from inception through September 30, 2005. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 3. Controls and Procedures

ETELCHARGE has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of ETELCHARGE's management, including ETELCHARGE's Chief Executive and Chief Financial Officer, ETELCHARGE has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in ETELCHARGE's internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

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

ETELCHARGE.COM, INC.

February 24, 2006	By:	/s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer

February 24, 2006	By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Principal Financial Officer