Form 10QSB
period 2004-06-30
ETELCHARGE COM INC
filed 2006-02-27
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2004

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

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2004
Current assets:
Cash	$5,491
Employee advances	1,041

Fixed assets, net of accumulated depreciation of $41,904	8,640

Deposits	1,000

Total assets	$16,172

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$2,436
Accounts payable	115,789
Accrued liabilities	2,336,863
Payroll tax obligation	126,190
Pending stock subscriptions	112,207
Note payable to shareholder	66,808

Total current liabilities	2,760,293

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
66,519,688 shares issued and outstanding	199,559
Additional paid in capital	6,861,319
Deficit accumulated during the development stage	(9,804,999)
Total stockholders' deficit	(2,744,121)

Total liabilities and stockholders' deficit	$16,172

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					June 7, 1999
	Six months ended		Three months ended		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
Operating expenses	$375,076	$138,475	$195,629	$85,583	$9,793,334

Net loss from operations	(375,076)	(138,475)	(195,629)	(85,583)	(9,793,334)

Other income	-	3,970	-	3,780	20,773

Interest expense	(5,032)	(777)	(2,437)	(777)	(32,438)

Net loss	$(380,108)	$(135,282)	$(198,066)	$(82,580)	$(9,804,999)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	66,519,688	47,845,824	66,519,688	47,845,824

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			June 7, 1999
	Six months ended		(Inception) to
	June 30,		June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(380,108)	$(135,282)	$(9,804,999)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	2,680	5,470	104,904
Issuance of common stock for services	-	-	5,996,331
Changes in:
Employee advances	(1,042)	(900)	(1,042)
Bank overdraft	2,436	-	2,436
Other assets	-	-	(1,000)
Accounts payable	6,314	(2,763)	115,790
Accrued compensation	315,830	33,749	2,336,863
Payroll tax obligation	7,994	20,815	126,190

Net cash used in operating activities	(45,896)	(78,911)	(1,124,527)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(108)	(45,744)

Net cash used in investing activities	-	(108)	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft	-	(2,389)	-
Proceeds from sales of common stock	-	-	1,113,247
Net shareholder loan proceeds (payments)	23,404	(300)	66,808
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	27,707	82,775	112,207

Net cash provided by financing activities	51,111	80,086	1,175,762

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,215	1,067	5,491

CASH AND CASH EQUIVALENTS, beginning of period	276	200	-

CASH AND CASH EQUIVALENTS, end of period	$5,491	$1,267	$5,491

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	130	777	5,673

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of June 30, 2004 Etelcharge has an accumulated deficit of $9,804,999 and a working capital deficit of $2,744,121. These conditions raise substantial doubt as to Etelcharge's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

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

ETELCHARGE had a net loss of $380,108 for the six months ended June 30, 2004, an increase of $244,826 compared to a net loss of $135,282 for the six months ended June 30,2003. ETELCHARGE had a net loss of $198,066 for the quarter ended June 30, 2004, an increase of $115,486 compared to a net loss of $82,580 for the quarter ended June 30, 2003.The increased losses primarily resulted from increased non-cash charges associated with the accrual of compensation expense. The Company, as a development company, has generated no material operating revenues as of June 30, 2004.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2003. We have not generated any significant revenue since our inception on June 7, 1999. At June 30, 2004 we have an accumulated deficit of $9,804,999 including a net loss of $380,108 and $198,066 for the six months and quarter ended June 30, 2004, respectively.

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