Form 10QSB
period 2004-09-30
ETELCHARGE COM INC
filed 2006-02-27
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2004
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

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

September 30,
ASSETS	2004
Current assets:
Cash	$200
Employee advances	1,041
Fixed assets, net of accumulated depreciation of $43,244	7,300

Deposits	1,000

Total assets	$9,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$2,788
Accounts payable	111,649
Accrued liabilities	2,494,778
Payroll tax obligation	130,187
Pending stock subscriptions	131,661
Note payable to shareholder	81,041

Total current liabilities	2,952,104

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
66,519,688 shares issued and outstanding	199,559
Additional paid in capital	6,861,319
Deficit accumulated during the development stage	(10,003,441)
Total stockholders' deficit	(2,942,563)

Total liabilities and stockholders' deficit	$9,541

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					June 7, 1999
	Nine months ended		Three months ended		(Inception) to
	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004
Operating expenses	$570,590	$1,345,992	$195,514	$1,207,517	$9,988,848

Net loss from operations	(570,590)	(1,345,992)	(195,514)	(1,207,517)	(9,988,848)

Other income	-	7,608	-	3,638	20,773

Interest expense	(7,960)	(1,003)	(2,928)	(226)	(35,366)

Net loss	$(578,550)	$(1,339,387)	$(198,442)	$(1,204,105)	$(10,003,441)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.00)	$(0.02)

Weighted average shares outstanding	66,519,688	50,516,224	66,519,688	55,857,024

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

			June 7, 1999
	Nine months ended		(Inception) to
	September 30,		September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,550)	$(1,339,387)	$(10,003,441)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	4,020	7,877	106,244
Issuance of common stock for services	-	1,150,100	5,996,331
Changes in:
Employee advances	(1,042)	(1,328)	(1,042)
Bank overdraft	2,788	-	2,788
Other assets	-	-	(1,000)
Accounts payable	2,174	(3,798)	111,650
Accrued compensation	473,745	37,082	2,494,778
Payroll tax obligation	11,991	15,046	130,187

Net cash used in operating activities	(84,874)	(134,408)	(1,163,505)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,112)	(45,744)

Net cash used in investing activities	-	(4,112)	(45,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in bank overdraft	-	(2,389)	-
Proceeds from sales of common stock	-	102,775	1,113,247
Net shareholder loan proceeds (payments)	37,637	(2,405)	81,041
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	47,161	49,778	131,661

Net cash provided by financing activities	84,798	147,759	1,209,449

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76)	9,239	200

CASH AND CASH EQUIVALENTS, beginning of period	276	200	-

CASH AND CASH EQUIVALENTS, end of period	$200	$9,439	$200

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights			116,500
Property and equipment acquired through
issuance of common stock			4,800

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	189	1,003	5,732

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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, as of September 30, 2004 Etelcharge has an accumulated deficit of $10,003,441 and a working capital deficit of $2,942,563. These conditions raise substantial doubt as to Etelcharge's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

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

ETELCHARGE had a net loss of $578,550 for the nine months ended September 30, 2004, a decrease of $760,837 compared to a net loss of $1,339,387 for the nine months ended September 30,2003. ETELCHARGE had a net loss of $198,442 for the quarter ended September 30, 2004, a decrease of $1,005,663 compared to a net loss of $1,204,105 for the quarter ended September 30, 2003.The decreased losses primarily resulted from decreased non-cash charges associated with the accrual of compensation expense. The Company, as a development company, has generated no material operating revenues as of September 30, 2004.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2003. We have not generated any significant revenue since our inception on June 7, 1999. At September 30, 2004 we have an accumulated deficit of $10,003,441 including a net loss of $578,550 and $198,442 for the nine months and quarter ended September 30, 2004, respectively.

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