Form 10-K/A
period 2003-12-31
ETELCHARGE COM INC
filed 2006-02-28
CIK 1112682

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

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

October 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
ETELCHARGE.COM, INC.

We have audited the accompanying statements of operations, changes in shareholders' equity (deficit) and cash flows of ETELCHARGE.COM, INC., (a development stage company) for the year ended December 31, 2002 and the period from June 7, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ETELCHARGE.COM, INC., for the year ended December 31, 2002 and the period from June 7, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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