Form 10KSB
period 2005-12-31
ETELCHARGE COM INC
filed 2006-05-12
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
        ☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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
Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated. $6,827,558 as of May 8, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
As of May 8, 2006, there were 129,733,600 outstanding shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I.
Item 1.  Description of Business.

HISTORY

   eTELCHARGE.com, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 DeSoto, Texas 75115. The Company has an Internet web site, www.etelcharge.com and its stock symbol is: ETLC.

Business Development

We were organized in June 1999 to provide customers of online merchants with the ability to charge their Internet purchases to their local telephone bill, rather than to a credit card. In May of 2003, the company expanded its service by offering credit card processing for online as well as offline merchants. In May of 2003, the company expanded its service by offering credit card processing for online as well as offline merchants. This move positioned the company to provide the traditional payment options such as Visa, MasterCard.

We are in the development stage and have not generated significant revenue. In the past three years the company has been funded primarily through loans from officers and shareholders.

As we are in the development stage, the initial telephone billing payment option was retired for software improvement and implementation of enhancements. These enhancements focus primarily on speed of transaction and confirmation of approved charge to customer. Once all improvements have been integrated and successfully tested the new 1.1 and 2.0 versions of the initial telephone payment option will be launched.

Initially, with the 1.0 version we targeted Internet merchants offering CDs, video cassette tapes, computer software, books, flowers and food items online to customers via their company websites, to offer our telephone billing option. Under the initial version, following an online purchase by a customer, the charge was billed on behalf of the merchant to the customer's next telephone bill. With AT&T the process was designed to provide an advance against the purchase price prior to the customer paying the telephone bill approximately 30 days after the completion of an online transaction. After deducting our fees, we would forward payment directly to our online merchant. If the charge is not paid by the customer for any reason, including a default or refusal to pay due to a dispute, AT& T would charge back its advance to etelcharge. In this event, our merchant would not receive the purchase price for the goods or services. Under our agreement with Billing Concepts Inc., Billing Concepts will advance seventy percent (70%) of the original amount determined on the first Tuesday after the sixtieth (60th) day from the date Billing Concepts receives billing records from eTelcharge.com; fifty percent (50%) of the remaining balance of the amount determined on the first Tuesday after the ninetieth (90th) day from the date Billing Concepts receives billing records from eTelcharge.com; and the remaining balance of the amounts so determined on the first Tuesday after one hundred twentieth (120th) day from the date Billing Concepts receives eTelcharge.com records. All payments to eTelcharge.com are subject to deductions from all assigned and allocated assessments and taxes charged to the Local Phone Companies.

In April 2006, The Company signed a new agreement with AT&T to bill direct again for special services such as music, video and movie downloads to the customers home phone bill. This new agreement will initially commence billing in the SW region of the United States and cover all other regions of the US in roll out phases from the SE region to the West Coast territory within AT&T markets.

 The privacy and security of our billing service could be breached by third parties seeking confidential account information such as passwords and financial account information. Such a breach could subject us to liability from customers and merchants and could harm our reputation, thereby inhibiting the use of our billing service. However, since the customer only provides a telephone number, and not the information from a personal credit card or charge card, the information is less valuable. Because the maximum monthly amount of credit we allow for billing to each customer is only $60, we do not believe it likely that third parties will seek to access this information. In order to make any breach of our system more difficult, etelcharge only approves charges that originate from the customer's home computer and verifies the charge through a telephone call that must be generated from the customer's telephone number.

STRATEGY

eTelcharge.com’s target markets of the initial launch of the 2.0 New Online Currency version represent one of the top ten trends: Micro-Payments. eTelcharge.com will focus on securing its market position as the preferred online micro-payment for down loading of music, movies and satellite radio. The hottest trend for online micro purchases has been propelled by iTunes and others that sell music, videos and movies online. According to Gartner electronic micro-payments, as an industry, are estimated to generate about $60 billion in transactions annually by 2015. By focusing on the hottest markets, eTelcharge.com will distinctly positions itself with a very visible and practical billing solution. In other words, the most practical way to purchase the most sensible items purchased over the Internet is via eTelcharge.com, therefore, establishing the market stake for eTelcharge.com runs wide and deep on the Internet.

eTelcharge.com will provide along with it’s traditional payment options to online merchants a unique security and privacy feature, designed to thoroughly prevent credit card fraud and maintain the consumers anonymity, which are the top two obstructions to shopping online. Clearly, past electronic commerce solutions have not employed effective security and privacy techniques that adequately address consumer demands. This casual and simple process will revolutionize eCommerce. The revenue potential here can obviously be enormous.

In summary, as eTelcharge.com, Inc. grows; we expect to take an additional step to employ outside assistance from a marketing agency to expedite new campaigns.

MARKETING

Management has concentrated efforts in this area for the past several months and summarizes its line of thinking as follows:

eTelcharge.com will accomplish the goal of achieving profitability by utilizing a three prong marketing strategy. First, as a merchant service company we will continue to target cities, municipalities and counties to secure all offline and online transactions for payment of utilities and all fees and charges levied by these governmental entities. eTelcharge will gain market credibility with the citizens of the cities, municipalities and counties that eTelcharge provides it payment services to. Having identified this market, eTelcharge will project a growth rate of one to three new municipality or county accounts per quarter over the next twelve months, creating an established revenue stream for the company. During the second year of utilizing this strategy it is conceivable that our growth rate will double the rate of the extremely conservative first year projections within the B to G (business to government) sector. Secondly, eTelcharge.com will employ a foot in the door strategy by offering the new online currency’s 2.0 phone billing payment version when applicable to online merchants who have signed a traditional credit card processing agreement with us. Management believes that loyalty of branding by association will be created by offering an incentive of a 20% discount from our standard discount rate for the New Online currency, if the new merchant elects to offer our 2.0 version to their customers, as a payment option on their website. This strategy will be fueled by a marketing campaign utilizing banner ads and email opt in campaigns that target the lifestyle segment of eCommerce, in particular the online music and movie websites. The foot in the door strategy will enable to eTelcharge to gain market share in industry markets that we are seeking approval to enter, while providing supporting evidence of demand for our phone billing payment option. Finally, the third and perhaps one of the most critical marketing strategies management will employee with the guidance of our media agency is the traditional push to pull marketing strategy. eTelcharge.com’s media and ad agency will launch a public relations campaign introducing eTelcharge’s 2.0 New Online Currency as the practical solution for identity fraud and identity theft, which is the fastest growing crime of the 21st Century. Over the next 24 month period, eTelcharge.com’s online payment solution will be demonstrated as the viable solution for the micro payment challenge of convincing the market to charge micro payments (transactions for $20 dollars and below) and position itself as the payment option for micro payments to achieve critical mass. This phase of our three prong strategy is crucial and will usher in the official launch of the 2.0 version with online merchants that have signed a three year merchant service agreement with eTelcharge.com. This will be the start of a marketing drive to become a comprehensible eCommerce solutions company addressing the real security and privacy issues of online shoppers. Furthermore, eTelcharge.com will feature these initial online merchants who have signed up to be apart of the 2.0 launch in strategic media announcements. After twelve months of gathering feed backs and results from the initial launch of the 2.0 version, management will focus on making adjustments and improvements in our initial product software developments and marketing. Extensive meetings to focus on problem areas with our first online retailers, eTelcharge will conduct online consumer interviews, enabling management to identify within the system and marketing material areas to subsequently improve. This data will be reported to AT&T for the exclusive purpose of creating brainstorming sessions to make improvements to the phone billing payment option. Once this action item is accomplished, management will move forward with vigor and dominance to market the enhancements of the New Online Currency. At this point, eTelcharge will employee the resource of utilizing any signed market affiliates, authorized agents and strategic alliance partners like Interfund Financial to market the success of the 2.0 version as an online payment solution for Internet micro payments. In addition, this phase will lead the eTelcharge.com team into positioning our system to be unveiled at industry affiliated trade shows. Press releases will be generated and distributed to the national and global media. It has been determined that we must focus on attaining low marketing cost and operating expenses. This will be a landmark step in the development of the eTelcharge.com phone billing system.

In summary, management’s marketing strategy has been formulated utilizing low cost, but recognized useful marketing tactics. Tested methods of management and development have been implemented and further refinements will be incorporated as we expand into greater market exposure. Once offered, we believe growth will continue across North America.

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

We also expect to compete with two other 900 billing services, eCharge 2 and iBill, both of which are larger than etelcharge.com and offer customers similar opportunities to charge to their telephone bills online, through arrangements with 900 billing services. However, 900 billing charges through these companies are generally limited to services, rather than products, and to some digital goods offered for sale online. We believe we have a competitive advantage in that we will have developed a 900 and 800 number application that allows for the purchase of approved qualified goods offered by our online merchants. Moreover, we believe that our software is more customer friendly than our competitors' because our customer simply clicks on the eTELCHARGE icon and provides a password and e-mail address. iBill requires the customer to call a 900 number while online to obtain a special pin number to complete the transaction.

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

EMPLOYEES

As of May 8, 2006 we have 4 full-time employees and 21 part-time employees.

Item 2. Description of Property.

We currently lease 3,000 square feet of office space on a three-year lease expiring January 31, 2007 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its stockholders during the 2005 fiscal year.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares trade on the over-the-counter Pink Sheets under the symbol ETLC.PK. Prior to May 2003, our common stock traded on the over the counter Bulletin Board under the symbol ETLC. The table below sets forth high and low closing prices for our common stock during each of the periods indicated:

QUARTER ENDED	LOW	HIGH
January 1,2004 - March 31,2004	$0.12	$0.14
April 1, 2004 - June 30,2004	0.15	0.16
July 1, 2004- September 30, 2004	.0.04	0.05
October 1, 2004 - December 31, 2004	0.20	0.21
January 1, 2005 - March 1, 2005	0.55	0.68
April 1, 2005- June 30, 2005	0.13	0.14
July 1, 2005 - September 30, 2005	0.09	0.10
October 1, 2005- December 31, 2005	0.07	0.10

As of May 8, 2006, we had approximately 581 holders of record of voting common stock.

 We have not paid dividends on our common stock and do not anticipate the payment of cash dividends in the foreseeable future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no collateral restrictions in declaring or paying dividends to our common shareholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

During fiscal year 2005 , 532,000 shares were issued for cash, 9,208,000 shares were issued for service and 48,943,594 for accrued compensation for various agreements from 2001 to 2004.

Item 6. Management's Discussion and Analysis

Management’s discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risk and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words included but not limited to “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities act of 1934 regarding events, conditions , and financial trends that may affect our future plans of operations, business strategy, operation results and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-KSB

We had a net loss of $2,107,987 for the year ended December 31, 2005, a increase of $1,335,275 compared to a net loss of $772,712 for the year ended December 31, 2004. The increased loss primarily resulted from non-cash charges associated with the issuance of common stock for services. The company, as a development company has generated $19,309 operating revenues as of December 31,2005. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future.

PLAN OF OPERATION

We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for 2005, included a paragraph which expressed substantial doubt as to our ability to continue as a going concern. We expect that revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 3% to 4% of the purchase price of the goods or services charged, not including taxes, and an approximate new transaction fee of $.25 per transaction service charge.  We plan to maintain the same fee of a five percent (5%) to ten percent(10%) service charge to be added to total charge added to phone bill utilizing our telephone billing option, while limiting purchases to sixty dollars ($60.) per month.  Our costs for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee for providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Additional revenue will be generated from our credit card merchant services.  We charge merchants a monthly fee ranging from $29. to $89. per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty five cents ($0.25), a statement fee ranging from $10 to $15 per month.

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

We have tested our initial phone billing option with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web Merchants in 2006, most of who will be signed up through the efforts of our resellers. We currently have three such resellers who are existing Web merchants, authorized agents and a shopping cart software company who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers will take a three day training course from us, either online or at our corporate offices, before commencing to market any of our payment options including the new 1.1 and 2.0 versions of our payment options offered to merchants, 900 billing services to Web merchants, or our merchant service options for Visa, MasterCard or American Express. Our agreements with resellers provide 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancelable by either party on 30 days notice to the other.

Commencing with the launch of the 1.1 and 2.0 version telephone billing option, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to advise online users of our billing service. We also intend to commence at that time an effort to attract resellers through attendance at industry and trade shows and through advertising in trade journals. We are uncertain as to how many resellers we will be able to attract through these efforts.

We also seek to enter into agreements with other online entities, web sites and independent sales and marketing organizations to generate market awareness and usage of our eTelcharge.Com icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

Over the next two years, we intend to make adjustments and improvements in our product software and marketing efforts. In order to identify the areas that need improvement, we anticipate meeting with online retailers who accepted our initial version and online shoppers to conduct online consumer interviews. In the near term, we will expand our efforts to reach online retailers, focusing upon the larger national retailers.  Upon the launch of the 1.1and 2.0 version, assuming funds are available, we will also demonstrate our billing system at industry affiliated trade shows.

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2005. We have generated $19,309 in revenue since our inception through the year ended December 31, 2005. We have incurred a cumulative net loss of $12,305,590 to date including a net loss of $2,107,987 for the year ended December 31, 2005.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,119,397 from inception through December 31, 2005. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Etelcharge.com plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We cannot predict the nature of any potential business opportunity it may ultimately consider. Etelcharge will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we may have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any agreement or understanding with a particular consultant regarding our search for business opportunities.

If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our limited capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

    * potential benefits to us and our shareholders;
    * working capital;
    * financial requirements and availability of additional financing;
    * history of operation, if any;
    * nature of present and expected competition;
    * quality and experience of management;
    * need for further research, development or exploration;
    * potential for growth and expansion;
    * potential for profits; and
    * other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

It is also possible that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate's possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

It is possible that we may acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Should that occur, we may seek the approval of our shareholders before consummating such a related party transaction.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. Our reports have not been prepared or submitted on a timely basis and we were unable to properly accrue unpaid compensation expenses or properly calculate and record the value of stock issued for services. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office
Carl O. Sherman	39	Chief Executive Officer
Michelle R. Sherman	36	Secretary and Director
Thomas Jackson	35	Director

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

THOMAS JACKSON was appointed to our Board in September 2003 to fill a vacancy on the Board and is currently self employed in private practice as a Family Psychologist and has been working in behavioral health for nine years. He also has twelve years of experience in the technology industry and has been employed as a Network Infrastructure Design Engineer with @Track Communications. Mr. Jackson's background includes positions titles as Technology Researcher, Computer Programmer, Technical Sales, and Project Management for Technology projects. Mr. Jackson also served as a Technology Professor for DeVry Institute from 1994 to 1999. Mr. Jackson graduated with a Bachelor of Computer Science Degree from DeVry Institute in 1994, Masters of Telecommunication Management Degree from Keller Graduate School of Management in 2003 and a Doctorate in Theology from Catella University in 2003.

We do not have an audit committee financial expert serving on its audit committee. We are still in development stage and do not yet require the services of an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

None of the persons that were a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12, have filed Forms 3,4 or 5 in a timely manner during fiscal year 2005. We intend to file the required forms in the very near future as part of an effort to fully comply with all filing requirements pursuant to the Securities Exchange Act of 1934 as amended.

No change requiring the filing of a Form 4 occurred in fiscal year 2005.

We have not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. Until recently we had less than 3 employees and have not had sufficient capital to complete compliance. We intend to complete a code of ethics and file it as an exhibit to our 2005 10KSB which we intend to file with the Commission within the next 60-90 days.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

					LONG TERM COMPENSATION
ANNUAL COMPENSATION					AWARDS		PAYOUTS
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
NAME						SECURITIES
AND				OTHER	RESTRICTED	UNDERLYING		ALL
PRINCIPAL				ANNUAL	STOCK	OPTIONS/	LTIP	OTHER
POSITION	YEAR	SALARY($)	BONUS($)	COMPENSATION($)	(AWARD(S)	SARS(#)	PAYOUTS($)	COMPENSATION($)

Carl O. Sherman
Chief Executive
Officer	2005	34,058			9,200,000,
	2004	8,310	-0-	-0-	40,000 shares (2)	-0-	-0-	-0-
	2003	32,944	-0-	-0-	2,460,000 shares (1)	-0-	-0-	-0-

(1)	Valued at $50,000.
(2)	Valued at $49,200.

    None of our executive officers or directors has been granted stock options, warrants or similar securities.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth the number of shares of each class of stock beneficially owned as of May 8, 2006 by (i) each person known by eTelcharge.com to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each director of the company, (iii) the Company’s executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the company as a group Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

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

During the year ended December 31, 2005, Carl Sherman loaned an additional $199,827. At December 2005, the Company owed Mr. Sherman $ 284,546.

During fiscal year 2005 there were no transactions between our company and any officers, directors or other affiliates. Carl O. Sherman who is our CEO and Michelle R. Sherman our CFO are husband and wife.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, Malone & Bailey PC, for professional services rendered for the audit of our annual financial statements on Form 10-KSB for the year ended December 31, 2005 amounted to $6,750.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under "Audit Fees" for the years ended December 31, 2005.

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

F-1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
eTelcharge.com, Inc.
(A Development Stage Company)
 Desoto, Texas

We have audited the accompanying balance sheet of Etelcharge.com, Inc. (A Development Stage Company) as of December 31, 2005 and the related statements of expenses, stockholders’ deficit, and cash flows for the two years then ended and the period from June 7, 1999 (Inception) through December 31, 2005. The financial statements for the period June 7, 1999 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of expenses, stockholders' deficit, and cash flows for the period June 7, 1999 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors. These financial statements are the responsibility of Etelcharge.com, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Etelcharge.com, Inc., as of December 31, 2005 and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Etelcharge.com, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Etelcharge.com, Inc. suffered recurring losses and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 10, 2006

F-2-

eTelcharge.COM, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2005
ASSETS

Current assets:
Cash	$13,671

Fixed assets, net of accumulated depreciation of $48,248	5,141
Deposits	1,980
Total assets	$20,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short term debt - related parties	$6,117
Accrued expenses	56,284
Payroll tax obligation	143,970
Accounts payable	99,942
Note payable to shareholder	284,546
Short term debt	2,920
Pending stock subscriptions	5,213

Total current liabilities	598,992

Commitments	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
128,921,706 shares issued and outstanding	386,765
Additional paid in capital	11,340,625
Deficit accumulated during the development stage	(12,305,590)
Total stockholders' deficit	(578,200)

Total liabilities and stockholders' deficit	$20,792

See accompanying summary of accounting policies
and notes to financial statements.
F-3-

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

			June 7, 1999
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005
Revenue	$19,309	$-	$19,309

Operating expenses	$2,125,033	$787,730	$12,331,021

Net loss from operations	(2,105,724)	(787,730)	(12,331,021)

Other income	13,221	23,444	57,438

Interest expense	(15,484)	(8,426)	(51,316)

Net loss	$(2,107,987)	$(772,712)	$(12,305,590)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average shares outstanding	116,923,974	66,519,688

See accompanying summary of accounting policies
and notes to financial statements.
F-4-

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from June 7, 1999 (Inception) through December 31, 2005

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
continued

See accompanying summary of accounting policies
and notes to financial statements.
F-5-

Issuance of common stock for services:
December 10, 2000	0.38	84,200	253	31,322	-	31,575
December 10, 2000	0.38	1,400,000	4,200	520,800	-	525,000
February 14, 2001	0.13	1,221,520	3,665	149,048	-	152,713
February 22, 2001	0.13	600,000	1,800	73,200	-	75,000
June 6, 2001	0.38	100,000	300	37,200	-	37,500
June 12, 2001	0.38	20,000	60	7,440	-	7,500
August 31, 2001	0.38	1,400,000	4,200	520,800	-	525,000
September 10, 2001	0.25	300,000	900	73,413	-	74,313
September 11, 2001	0.38	160,000	480	59,520	-	60,000
September 12, 2001	0.38	9,200,000	27,600	3,422,400	-	3,450,000
January 7, 2002	0.38	1,573,400	4,720	592,805	-	597,525
January 30, 2002	0.38	20,000	60	7,440	-	7,500
April 1, 2002	0.38	33,000	99	12,276	-	12,375
May 29, 2002	0.38	120,000	360	44,640	-	45,000
September 30, 2002	0.38	40,000	120	14,880	-	15,000
December 31, 2002	0.38	338,400	1,015	125,885	-	126,900
Share adjustment	-	275,060	825	(634)	-	191
Cancellation of common stock	-	(120,000)	(360)	360	-	-
Net loss	-	-	-	-	(7,153,550)	(7,153,550)
Balances, December 31, 2002		57,045,824	171,137	6,556,866	(7,153,550)	(425,547)

Issuance of common stock for services	0.03	9,200,800	27,602	202,498	-	230,100
Issuance of common stock for cash	0.38	273,064	819	101,956	-	102,775
Net loss	-	-	-	-	(2,271,341)	(2,271,341)
Balances, December 31, 2003		66,519,688	199,559	6,861,319	(9,424,891)	(2,364,013)

Net loss		-	-	-	(772,712)	(772,712)
Balances, December 31, 2004		66,519,688	199,559	6,861,319	(10,197,603)	(3,136,725)

Issuance of common stock for cash:
January 21, 2005	.08-.013	320,000	960	2,540		3,500
February 28, 2005	0.013	112,000	336	1,064		1,400
March 18, 2005	0.013	100,000	300	950		1,250
Issuance of common stock for pending stock subscriptions:
January 19, 2005	0.0125	2,660,560	7,982	25,275		33,257
January 21, 2005	.0083-.0125	380,000	1,140	3,610		4,750
February 28, 2005	.0125-.38	357,864	1,074	90,426		91,500
March 18, 2005	0.0125	200,000	600	1,900		2,500
December 9, 2005	.0125-.38	120,000	360	15,640		16,000

See accompanying summary of accounting policies
and notes to financial statements.
F-6-

eTelcharge.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 7, 1999
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,107,987)	$(772,712)	$(12,305,590)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	3,666	5,358	111,248
Issuance of common stock for services	1,841,200	-	7,837,531
Imputed interest	12,014	-	12,014
Changes in:
Other assets	-	(980)	(1,980)
Accounts payable	(31,775)	22,241	99,942
Accrued compensation	62,734	631,658	2,715,425
Payroll tax obligation	14,953	10,822	143,971

Net cash used in operating activities	(205,195)	(103,613)	(1,387,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,845)	-	(48,589)

Net cash used in investing activities	(2,845)	-	(48,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	6,150	-	1,119,397
Net loan proceeds from shareholder	207,282	39,977	290,663
Proceeds from note payable-other	2,920	-	2,920
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	2,105	66,615	153,220

Net cash provided by financing activities	218,457	106,592	1,449,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,417	2,979	13,672

CASH AND CASH EQUIVALENTS, beginning of period	3,255	276	-

CASH AND CASH EQUIVALENTS, end of period	$13,672	$3,255	$13,672
continued

See accompanying summary of accounting policies
and notes to financial statements.
F-7-

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	2,659,141		2,659,141
Issuance of common stock for pending stock subscriptions	148,007		148,007

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-

See accompanying summary of accounting policies
and notes to financial statements.
F-8-

eTelcharge.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com, Inc. (“eTelcharge”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of December 31, 2005, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising equity financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

Impairment of Long-Lived Assets

eTelcharge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  eTelcharge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets for the years ending December 31, 2005 and 2004.

Proprietary Rights

Proprietary rights consist of certain exclusive rights that allow eTelcharge's customers to charge meals and other consumer oriented goods to proprietary "900" telephone numbers
F-9-

obtained from AT&T. These rights expired in January 2003, and were fully amortized at December 31, 2002. The proprietary rights were being amortized using the straight-line method over their estimated useful life of three years which was the contractual life of the underlying agreement with AT&T.   See note 11 for details. eTelcharge entered a new agreement in April 2006 with AT&T for billing via 800 telephone numbers for micro payment billing for downloadable billing for music, video and movie down loads. The agreement includes billing for satellite radio and other content. A non-compete agreement was signed for billing of food, CD’s, tapes, books and flowers.

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

Revenue Recognition

eTelcharge recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants will be recognized as online purchases from customers are processed and will typically range from 3% to 4% of the purchase price, plus $0.15 to $0 .25 per transaction and will be non-refundable. Customer fee revenue will be recognized upon shipment by the online merchant to the customer and will typically be 5% to 10% of the purchase price and will be refundable should the merchant approve the customer dispute. All funds will be remitted directly to eTelcharge. eTelcharge expects to enter into 2 to 3 year agreements with merchants, with such agreements not containing cancellation clauses. The direct costs of providing these services includes a transaction charge by the carrier of approximately 2% of the purchase price and a usage charge per minute that will be expensed as incurred. Revenue will be derived from the discount rate affiliated with all other payment options rendered to merchants processing credit card transactions via merchant service banks contracted by eTelcharge. A residual revenue of approximately .1% of the discount rate of approximately 2.3% and an additional residual of $.05 cents per transaction fee of the $0.25 charged to merchant clients will also be recognized.

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

eTelcharge applies APB No. 25 in accounting for its employee stock option plans and, accordingly, no compensation cost has been recognized in eTelcharge's financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no options or warrants granted during the years ended December 31, 2005 and 2004.

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of basic and diluted common shares outstanding.  There were no dilutive securities for the years ended December 31, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)123 (revised 2004), Share- Based Payment (SFAS 123R), which will be effective for us on January 1,2006. Among other things, SFAS 123R requires expensing the fair value of stock options. The Company will have no transitional effect or restatements due to this accounting change.

eTelcharge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on eTelcharge's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred recurring net losses of $2,107,987 and $772,712 in fiscal 2005 and 2004, respectively, has an accumulated deficit of $12,305,590 and a working capital deficit of $585,322.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Description	Life	2005
Computer equipment	3 years	$36,244
Office furniture and equipment	5 years	17,145
		53,839
Less: accumulated depreciation		(48,248)
		$5,141

Depreciation expense totaled $3,666 and $5,338 in fiscal 2005 and 2004, respectively.

NOTE 4 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

As of December 31, 2005 eTelcharge was obligated to issue 775,006 shares of common stock valued at $52,534 to several employees and consultants for accrued compensation under various agreements from 2001 to 2005

As of December 31, 2005, eTelcharge was obligated to issue 417,040 shares of common stock for proceeds received of $5,213 from several investors under pending stock subscriptions from 2002 to 2005.

NOTE 5 - PAYROLL TAX OBLIGATION

eTelcharge has not remitted a portion of its Federal and State employer and employee payroll taxes for the years 2001 through 2005. eTelcharge has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Federal Tax obligation in addition to an estimated 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2005 was $143,970.

NOTE 6 - NOTE PAYABLE TO SHAREHOLDER

At December 31, 2005, eTelcharge has an unsecured note payable to a shareholder in the amount of $284,546, with interest only payments due monthly at 12.25% with no specified maturity date.  The shareholder makes advances to eTelcharge on an as needed basis and is periodically repaid portions of the outstanding balance.

NOTE 7 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,378,666 at December 31, 2005, and will expire in the years 2019 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

2005

Deferred tax assets
Net operating losses	$2,378,666
Less: valuation allowance	(2,378,666)
Net deferred tax asset	$-

NOTE 8 - COMMITMENTS

eTelcharge has a business relationship (affinity program) with a charitable organization that requires eTelcharge to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  eTelcharge will be required to issue up to 701,656 shares of common stock in 2006 under existing agreements.

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

At December 31, 2005, future minimum commitments under non-cancelable operating leases are as follows:

2006	$44,100
2007	3,675

Rent expense totaled approximately $29,400 and $36,675 each for the years ended December 31, 2005 and 2004.

NOTE 9- COMMON STOCK

Effective April 5, 2005, eTelcharge effected a 4:1 forward split of eTelcharge's common stock.  All share and per share amounts reflect the effect of the split as if it had occurred on the first day of the first period presented.

Since inception and through December 31, 2005, the following share activity occurred:

	Shares	Amount
Shares for cash	10,220,628	$1,119,397
Shares for services	66,146,260	7,837,531
Shares for accrued compensation	48,943,594	2,659,141
Shares for pending stock subsriptions	3,718,424	148,007
Shares for assets	12,800	4,800
Share cancellation	(120,000)	-
Totals	128,921,706	11,768,876

NOTE 10 - STOCK OPTIONS

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

NOTE 11 - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

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

As these rights were purchased from a related entity, the asset was recorded by eTelcharge at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a debit to additional paid-in capital. Amounts payable to CDS totaled $0 at December 31, 2005.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005,eTelcharge issued 817,040 shares of common stock. Of this amount 417,040 shares were issued $5,213 in cash received in prior years and 400,000 shares valued at $36,000 were issued for accrued compensation.

