Form 10QSB
period 2006-03-31
ETELCHARGE COM INC
filed 2006-05-15
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2006

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
Yes No  X

The number of shares of the issuer’s common stock outstanding as of May 11, 2006 was 129,738,746.

Transitional Small Business Disclosure Format (Check One): Yes No X

ETELCHARGE.COM, INC.

FORM 10-QSB

For the Quarter March 31, 2006

INDEX
         PAGE

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements                                                                                      3

Item 2. Management’s Discussion and Analysis Or Plan of Operation

Item 3. Controls and Procedures

SIGNATURES

Item 1. Financial Statements
ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$2,803	$13,671

Fixed assets, net of accumulated depreciation of $48,859 and $48,248	4,530	5,141
Deposits	1,980	1,980
Total assets	$9,313	$20,792

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short term debt - related parties	$6,117	$6,117
Accrued expenses	61,842	56,284
Payroll tax obligation	148,041	143,970
Accounts payable	101,707	99,942
Note payable to shareholder	341,693	284,546
Short term debt	2,920	2,920
Pending stock subscriptions	-	5,213
Total current liabilities	662,320	598,992

	-	-
Commitments

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
129,738,746 and 128,921,706 shares issued and outstanding	389,216	386,765
Additional paid in capital	11,384,995	11,340,625
Deficit accumulated during the development stage	(12,427,218)	(12,305,590)
Total stockholders' deficit	(653,007)	(578,200)

Total liabilities and stockholders' deficit	$9,313	$20,792

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			June7,1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006

Revenues	$7,521	$-	$26,830

Operating expenses	122,600	1,912,392	12,453,621

Net loss from operations	(115,079)	(1,912,392)	(12,426,791)

Other income	-	7,309	57,438

Interest expense	(6,547)	(7,198)	(57,865)

Net loss	$(121,626)	$(1,912,281)	$(12,427,218)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Basic and diluted weighted average shares
oustanding	129,648,153	91,213,563

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			June7,1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,626)	$(1,912,281)	$(12,427,218)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	611	859	111,859
Issuance of common stock for services	-	1,841,200	7,837,531
Imputed interest	5,608	5,510	17,622
Changes in:
Other assets	-	(400)	(1,980)
Accounts payable	1,764	14,557	101,707
Accrued compensation	41,558	(250)	2,756,883
Payroll tax obligation	4,070	1,744	148,041

Net cash used in operating activities	(68,015)	(49,061)	(1,455,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(48,589)

Net cash used in investing activities	-	-	(48,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	6,150	1,119,397
Net loan proceeds from shareholder	57,147	39,054	347,810
Proceeds from note payable-other	-	-	2,920
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	-	802	153,320

Net cash provided by financing activities	57,147	46,006	1,506,947

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,868)	(3,055)	2,803

CASH AND CASH EQUIVALENTS, beginning of period	13,671	3,255	-

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			June7,1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	36,000	2,659,141	2,695,141
Issuance of common stock for pending stock
subscriptions	5,213	148,007	153,220

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	939	34	6,664

ETELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Etelcharge.com, Inc. (“Etelcharge”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Etelcharge’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

During the quarter ended March 31, 2006, Etelcharge issued 417,040 shares of common stock valued at $5,213 to several investors under pending stock subscriptions. There are no stock subscriptions outstanding at March 31, 2006.

During the quarter ended March 31, 2006, Etelcharge issued 400,000 shares of common stock valued at $36,000 to an employee for accrued compensation. As of March 31, 2006, there were 585,000 shares of common stock valued at $58,092 accrued for compensation.

Item 2. Management's Discussion and Analysis or Plan of Operation.
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

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-QSB

The Company had a net loss of $121,626 for the three months ended March 31, 2006, a decrease of $1,790,655 compared to a net loss of $1,912,281 for the three months ended March 31, 2005. The decreased loss primarily resulted from fewer non-cash charges associated with the issuance of common stock for services. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future

PLAN OF OPERATION
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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2005. We have generated $26,830 in revenue since our inception and since inception through March 31, 2006 we incurred a cumulative net loss of $12,427,218.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,119,397 from inception through March 31, 2006. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

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

Item 3. Controls and Procedures
eTelcharge has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer, eTelcharge has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. Our reports have not been prepared or submitted on a timely basis and we were unable to properly accrue unpaid compensation expenses or properly calculate and record the value of stock issued for services. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

During the last fiscal quarter ended March 31, 2006, there has been no changes in internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

Date: May 15, 2006	By:	/s/ Carl O. Sherman

Chief Executive Officer

ETELCHARGE.COM, INC.

Date: May 15, 2006	By:	/s/ Michelle R. Sherman

Principal Financial Officer