Form 10QSB
period 2006-06-30
ETELCHARGE COM INC
filed 2006-08-11
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2006

OR
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
    OF THE EXCHANGE ACT

Commission File Number 000-30479
ETELCHARGE.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-2847699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
1636 N. Hampton, Suite 270, Desoto, Texas	75115
(Address of principal executive office)	(Zip Code)
Issuer’s telephone number: (972)298-3800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of the issuer’s common stock outstanding as of August 10, 2006 was 129,738,746.

Transitional Small Business Disclosure Format (Check One): Yes No[ X]

Item 1. Financial Statements
ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash	$2,030	$13,671

Fixed assets, net of accumulated depreciation of $49,469 and $48,248	4,970	5,141
Deposits	1,980	1,980

Total assets	$8,980	$20,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short term debt- related parties	$6,117	$6,117
Accrued expenses	111,140	56,284
Payroll tax obligation	154,437	143,970
Accounts payable	96,498	99,942
Note payable to shareholder	337,125	284,546
Short term debt	2,835	2,920
Pending stock subscriptions	-	5,213

Total current liabilities	708,152	598,992

Long term note payable	86,301	-

Total liabilities	794,453	598,992

Commitments	-	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
129,738,746 and 128,921,706 shares issued and outstanding	389,216	386,765
Additional paid in capital	11,391,134	11,340,625
Deficit accumulated during the development stage	(12,565,823)	(12,305,590)
Total stockholders' deficit	(785,473)	(578,200)

Total liabilities and stockholders' deficit	$8,980	$20,792

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 7, 1999
	Six months ended		Three months ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenues	$16,513	$12,488	$8,992	$5,179	$35,822

Operating expenses	261,428	1,943,273	138,828	30,881	12,592,449

Net loss from operations	(244,915)	(1,930,785)	(129,836)	(25,702)	(12,556,627)

Other income	-	-	-	-	57,438

Interest expense	(15,318)	(8,933)	(8,771)	(1,735)	(66,634)

Net loss	$(260,233)	$(1,939,718)	$(138,607)	$(27,437)	$(12,565,823)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average shares outstanding	129,698,214	105,367,823	129,738,746	119,366,541

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 7, 1999
	Six months ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,233)	$(1,939,718)	$(12,565,823)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	1,221	1,756	112,469
Issuance of common stock for services	27,000	1,841,200	7,864,531
Imputed interest	11,747	6,380	23,761
Changes in:
Other assets	-	(100)	(1,980)
Accounts payable	(3,445)	16,142	96,498
Accrued expenses	63,858	1,277	2,779,281
Payroll tax obligation	10,466	2,543	154,437
Net cash used in operating activities	(149,386)	(70,520)	(1,536,826)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,050)	-	(49,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	6,150	1,119,397
Net loan proceeds from shareholder	52,579	60,577	343,242
Proceeds from notes payable	86,301	-	89,221
Payments on note payable	(85)	-	(85)
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	-	2,005	153,220
Net cash provided by financing activities	138,795	68,732	1,588,495
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,641)	(1,788)	2,030
CASH AND CASH EQUIVALENTS, beginning of period	13,671	3,255	-
CASH AND CASH EQUIVALENTS, end of period	$2,030	$1,467	$2,030

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	9,000	2,659,141	2,668,141
Issuance of common stock for pending stock
subscriptions	5,213	148,007	153,220
Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	2,225	127	7,950

ETELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Etelcharge.com, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Etelcharge’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

During the quarter ended March 31, 2006, Etelcharge issued 417,040 shares of common stock valued at $5,213 to several investors under pending stock subscriptions. There are no stock subscriptions outstanding at June 30, 2006.

During the quarter ended March 31, 2006, Etelcharge issued 100,000 shares of common stock valued at $9,000 to an employee for accrued compensation. As of June 30, 2006, there were 753,126 shares of common stock valued at $72,682 accrued for compensation and $33,333 accrued for cash compensation.

NOTE 3 - NOTE PAYABLE

On March 31, 2006, Etelcharge signed a promissory note to American Home Market in the amount of $250,000. Of this amount, the lender advanced $86,301 during the quarter ended June 30, 2006. The note provides for an interest rate of 8% interest per annum, with interest only monthly payments commencing February 1, 2007. The entire principal is due in full on December 1, 2007. Interest of $1,375 was accrued as of June 30, 2006.

NOTE 4 - EQUITY

During the quarter ended March 31, 2006, Etelcharge issued 300,000 shares of common stock valued at $27,000 for services.

Item 2. Plan of Operation.

Plan of Operation contains various “ forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risk and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words included but not limited to “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operation results and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-QSB

We lost $260,233 during the six months ended June 30, 2006, a decrease of $1,679,485 compared to a net loss of $1,939,718 for the six months ended June 30, 2005. The decreased loss primarily resulted from fewer non-cash charges associated with the issuance of common stock for services in 2006 compared to 2005.

We lost $138,607 during the three months ended June 30, 2006, an increase of $111,170 compared to a net loss of $27,437 for the three months ended June 30, 2005. The increased loss primarily resulted from increased professional fees related to public company reporting, increased interest expense due to new borrowings and imputed interest due to shareholder, and the initial cost of a new billing and collection services agreement with AT&T.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future

PLAN OF OPERATION

We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2005, included a paragraph that expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 3% to 4% of the purchase price of the goods or services charged, not including taxes, and an approximate new transaction fee of $.25 per transaction service charge.  We plan to maintain a five percent 5% to ten percent 10% service charge to be added to total charges added to phone bills utilizing our telephone billing option, while limiting purchases to sixty dollars $60 per month.  Our cost for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee for providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Additional revenue will be generated from our credit card merchant services.  We plan to charge merchants a monthly fee ranging from $29 to $89 per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty five cents $0.25, and a statement fee ranging from $10 to $15 per month.

In April 2006 we entered into a Billing and Collection Services agreement with AT&T and paid an initial set up fee for the AT&T Southwest region in the amount of $20,000. The final set up fee is an additional $20,000 with a forecasted implementation date of October 2006.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2005. We have generated $35,822 in revenue since our inception and since inception through the six months ended June 30, 2006 we incurred a cumulative net loss of $12,565,823 including a net loss of $260,233 for the six months ended June 30, 2006.

On March 31, 2006, Etelcharge executed a promissory note to American Home Market in the amount of $250,000. Of this amount, the lender advanced $86,301 during the quarter ended June 30, 2006. The note provides for an interest rate of 8% interest per annum, with interest only monthly payments commencing February 1, 2007. The entire principal is due in full on December 1, 2007. Interest of $1,375 was accrued as of June 30, 2006.

Prior to this borrowing our operations have been funded solely through the issuance of our common shares and advances from our CEO. Total cash proceeds for the issuance of common shares totaled $1,272,617 from inception through June 30, 2006. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 3. Controls and Procedures
Etelcharge has adopted and implemented internal disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer, Etelcharge has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings because we were unable to properly accrue unpaid compensation expenses. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no changes in internal controls or in other factors during or since the end of the fiscal quarter covered by this report that have had a material effect or are reasonably likely to have a material effect on internal controls subsequent to the end of the fiscal quarter covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

Date: August 11, 2006	By:	/s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer

ETELCHARGE.COM, INC.

Date: August 11, 2006	By:	/s/ Michelle R. Sherman

Principal Financial Officer