Form 10KSB/A
period 2005-12-31
ETELCHARGE COM INC
filed 2006-11-03
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment #1
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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November 2006.

ETELCHARGE.COM, INC.

By:	/s/ Carl O. Sherman
Carl O. Sherman
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of November 2006.

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

See accompanying summary of accounting policies
and notes to financial statements.
F-5-

Issuance of common stock for services:
December 10, 2000	0.38	84,200	253	31,322	-	31,575
December 10, 2000	0.38	1,400,000	4,200	520,800	-	525,000
February 14, 2001	0.13	1,221,520	3,665	149,048	-	152,713
February 22, 2001	0.13	600,000	1,800	73,200	-	75,000
June 6, 2001	0.38	100,000	300	37,200	-	37,500
June 12, 2001	0.38	20,000	60	7,440	-	7,500
August 31, 2001	0.38	1,400,000	4,200	520,800	-	525,000
September 10, 2001	0.25	300,000	900	73,413	-	74,313
September 11, 2001	0.38	160,000	480	59,520	-	60,000
September 12, 2001	0.38	9,200,000	27,600	3,422,400	-	3,450,000
January 7, 2002	0.38	1,573,400	4,720	592,805	-	597,525
January 30, 2002	0.38	20,000	60	7,440	-	7,500
April 1, 2002	0.38	33,000	99	12,276	-	12,375
May 29, 2002	0.38	120,000	360	44,640	-	45,000
September 30, 2002	0.38	40,000	120	14,880	-	15,000
December 31, 2002	0.38	338,400	1,015	125,885	-	126,900
Share adjustment	-	275,060	825	(634)	-	191
Cancellation of common stock	-	(120,000)	(360)	360	-	-
Net loss	-	-	-	-	(7,153,550)	(7,153,550)
Balances, December 31, 2002		57,045,824	171,137	6,556,866	(7,153,550)	(425,547)

Issuance of common stock for services	0.03	9,200,800	27,602	202,498	-	230,100
Issuance of common stock for cash	0.38	273,064	819	101,956	-	102,775
Net loss	-	-	-	-	(2,271,341)	(2,271,341)
Balances, December 31, 2003		66,519,688	199,559	6,861,319	(9,424,891)	(2,364,013)

Net loss		-	-	-	(772,712)	(772,712)
Balances, December 31, 2004		66,519,688	199,559	6,861,319	(10,197,603)	(3,136,725)

Issuance of common stock for cash:
January 21, 2005	.08-.013	320,000	960	2,540		3,500
February 28, 2005	0.013	112,000	336	1,064		1,400
March 18, 2005	0.013	100,000	300	950		1,250
Issuance of common stock for pending stock subscriptions:
January 19, 2005	0.0125	2,660,560	7,982	25,275		33,257
January 21, 2005	.0083-.0125	380,000	1,140	3,610		4,750
February 28, 2005	.0125-.38	357,864	1,074	90,426		91,500
March 18, 2005	0.0125	200,000	600	1,900		2,500
December 9, 2005	.0125-.38	120,000	360	15,640		16,000
Imputed interest on shareholder loan			-	12,014		12,014
Net Loss			-	-	(2,107,987)	(2,107,987)
Balance, December 31, 2005		128,921,706	$386,765	$11,340,625	$(12,305,590)	$(578,200)

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

