Form 10QSB/A
period 2006-03-31
ETELCHARGE COM INC
filed 2006-11-13
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB/A
Amendment #1

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

ETELCHARGE.COM, INC.

Date: November 3, 2006	By:	/s/ Carl O. Sherman

Chief Executive Officer

ETELCHARGE.COM, INC.

Date: November 3, 2006	By:	/s/ Michelle R. Sherman

Principal Financial Officer