Form 10QSB
period 2006-09-30
ETELCHARGE COM INC
filed 2006-11-13
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2006

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

The number of shares of the issuer’s common stock outstanding as of November 11, 2006 was 130,435,205.
Transitional Small Business Disclosure Format (Check One): Yes No X

Item 1. Financial Statements
ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash	$5,399	$13,671
Fixed assets, net of accumulated depreciation of $50,057 and $48,248	4,382	5,141
Deposits	1,980	1,980
Total assets	$11,761	$20,792

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Short term debt- related parties	$6,117	$6,117
Bank overdraft	11,864	-
Accrued expenses	67,620	56,284
Payroll tax obligation	165,062	143,970
Accounts payable	97,247	99,942
Note payable to shareholder	330,204	284,546
Short term debt	2,697	2,920
Pending stock subscriptions	-	5,213
Total current liabilities	680,811	598,992
Note payable	150,313	-
Total liabilities	831,124	598,992

Commitments	-	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
130,435,205 and 128,921,706 shares issued and outstanding	391,305	386,765
Additional paid-in capital	11,463,735	11,340,625
Deficit accumulated during the development stage	(12,674,403)	(12,305,590)
Total stockholders' deficit	(819,363)	(578,200)
Total liabilities and stockholders' deficit	$11,761	$20,792

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 7, 1999
	Nine months ended		Three months ended		(Inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Revenues	$24,872	$23,454	$8,359	$10,966	$44,181
Operating expenses	370,575	2,043,566	109,147	100,293	12,701,596
Net loss from operations	(345,703)	(2,020,112)	(100,788)	(89,327)	(12,657,415)
Other income	2,062	-	2,062	-	59,500
Interest expense	(25,172)	(12,435)	(9,854)	(3,502)	(76,488)
Net loss	$(368,813)	$(2,032,547)	$(108,580)	$(92,829)	$(12,674,403)

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	129,768,105	113,062,758	129,907,121	128,201,706

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 7, 1999
	Nine months ended		(Inception) to
	September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(368,813)	$(2,032,547)	$(12,674,403)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	1,809	2,653	113,057
Issuance of common stock for services	51,830	1,841,200	7,889,361
Imputed interest	17,775	9,236	29,789
Changes in:
Bank overdraft	11,864	5,372	11,864
Other assets	-	-	(1,980)
Accounts payable	(2,696)	4,774	97,247
Accrued expenses	64,170	26,730	2,779,593
Payroll tax obligation	21,091	4,374	165,062
Net cash used in operating activities	(202,970)	(138,208)	(1,590,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,050)	-	(49,639)
Net cash used in investing activities	(1,050)	-	(49,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	6,150	1,119,397
Net loan proceeds from shareholder	45,658	131,798	336,321
Proceeds from notes payable	150,313	-	153,233
Payments on short term debt	(223)	-	(223)
Payment on payable to related party for asset purchase	-	-	(116,500)
Cash received on pending stock subscriptions	-	2,205	153,220
Net cash provided by financing activities	195,748	140,153	1,645,448

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,272)	1,945	5,399

CASH AND CASH EQUIVALENTS, beginning of period	13,671	3,255	-

CASH AND CASH EQUIVALENTS, end of period	$5,399	$5,200	$5,399

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 7, 1999
	Nine months ended		(Inception) to
	September 30,		September 30,
	2006	2005	2006
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	52,832	-	2,711,973
Issuance of common stock for pending stock
subscriptions	5,213	-	153,220

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	3,495	462	11,445

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

NOTE 2 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

During the nine months ended September 30, 2006:

(1) Etelcharge issued 417,040 shares of common stock valued at $5,213 to several investors under pending stock subscriptions. There are no stock subscriptions outstanding at September 30, 2006.

(2) Etelcharge issued 478,340 shares of common stock valued at $52,832 to employees for accrued compensation.

As of September 30, 2006, there were 330,626 shares of common stock valued at $24,344 accrued for compensation and $35,624 accrued for cash compensation.

NOTE 3 - NOTE PAYABLE

On March 31, 2006, Etelcharge signed an unsecured promissory note to American Home Market in the amount of $250,000. Of this amount, the lender advanced $86,301 and $64,012 during the quarters ended June 30 and September 30, 2006, respectively. The note provides for an interest rate of 8% interest per annum, with interest only monthly payments commencing February 1, 2007. The entire principal is due in full on December 1, 2007. Interest of $3,902 was accrued as of September 30, 2006.

NOTE 4 - EQUITY

During the nine months ended September 30, 2006, Etelcharge issued 618,119 shares of common stock valued at $51,830 for services.

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

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

We lost $368,813 during the nine months ended September 30, 2006, a decrease of $1,663,734 compared to a net loss of $2,032,547 for the nine months ended September 30, 2005. The decreased loss primarily resulted from fewer non-cash charges associated with the issuance of common stock for services in 2006 compared to 2005.

We lost $108,580 during the three months ended September 30, 2006, an increase of $15,751 compared to a net loss of $92,829 for the three months ended September 30, 2005. The increased loss primarily resulted from increased expenses related to public company reporting.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure that we will achieve or maintain profitable operations in the future

PLAN OF OPERATION

We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2005, included a paragraph that expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 3% to 4% of the purchase price of the goods or services charged, not including taxes, and an approximate new transaction fee of $.25 per transaction service charge.  We plan to maintain a 5% to 10% service charge to be added to total charges added to phone bills utilizing our telephone billing option, while limiting purchases to $60 per month.  Our cost for phone billing are comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee for providing the bills that the local telephone companies will include in their monthly billing statements to their customers.  Additional revenue will be generated from our credit card merchant services.  We plan to charge merchants a monthly fee ranging from $29 to $89 per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty five cents $0.25, and a statement fee ranging from $10 to $15 per month.

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

We have tested our initial phone billing option with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. Recently, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We currently have three resellers who are existing Web merchants, authorized agents and a shopping cart software company who are paid a commission of approximately 20% of the revenue generated from new Web merchants referred by them. Our resellers will take a three day training course from us, either online or at our corporate offices, before commencing to market any of our payment options including the new 1.1 and 2.0 versions of our payment options offered to merchants, 900 billing services to Web merchants, or our merchant service options for Visa, MasterCard or American Express. Our agreements with resellers provide 20% commission, a nominal residual fee so long as we retain Web merchants referred by the reseller and are cancelable by either party on 30 days notice to the other.

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

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2005. We have generated $44,181 of revenue since our inception and since inception through the nine months ended September 30, 2006 we incurred a cumulative net loss of $12,674,403 including a net loss of $368,813 for the nine months ended September 30, 2006.

On March 31, 2006, Etelcharge executed an unsecured promissory note to American Home Market in the amount of $250,000. Of this amount, the lender advanced $86,301 and $64,012 during the quarters ended June 30 and September 30, 2006, respectively. The note provides for an interest rate of 8% interest per annum, with interest only monthly payments commencing February 1, 2007. The entire principal is due in full on December 1, 2007. Interest of $3,902 was accrued as of September 30, 2006.

Prior to this borrowing our operations have been funded solely through the issuance of our common shares and advances from our CEO. Total cash proceeds for the issuance of common shares totaled $1,272,617 from inception through September 30, 2006. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a−15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10−QSB such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls:
There were no significant changes in Etelcharge’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

Date: November 13, 2006	By:	/s/ Carl O. Sherman

Chief Executive Officer

ETELCHARGE.COM, INC.

Date: November 13, 2006	By:	/s/ Michelle R. Sherman

Principal Financial Officer