Form 10KSB
period 2006-12-31
ETELCHARGE COM INC
filed 2007-04-13
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

Common Stock, $0.003 Par Value
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ ; No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒

Revenues for the fiscal year ended December 31, 2006 were $34,633.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2007 was $2,881,802 (based on the closing price of $.029 per share on March 28, 2007 as reported on the over-the counter Bulletin Board).

As of March 28, 2007, there were 143,801,605 outstanding shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I.
Item 1.  Description of Business.

HISTORY

eTELCHARGE.com, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 DeSoto, Texas 75115. The Company has an Internet web site, www.etelcharge.com and its stock symbol is: ETLC.

Business Development

We were organized in June 1999 to provide customers of online merchants with the ability to charge their Internet purchases to their local telephone bill, rather than to a credit card. In May of 2003, the company expanded its service by offering credit card processing for merchants and becoming a merchant service company. This move positioned the company to provide the traditional payment options such as Visa, MasterCard and American Express.

As we are in the development stage, the initial telephone billing payment option was retired for software improvement and further enhancements based on customer input; such enhancements shall focus primarily on speed of transaction and confirmation of charge approved to merchant. Once all improvements have been integrated and successfully tested the new 1.1 and 2.0 versions of the initial telephone payment option will be launched.

Initially, with the 1.0 version we targeted Internet merchants who offered CDs, video cassette tapes, computer software, books, flowers and food items to offer our telephone billing option. Under the initial version, following an online purchase by a customer, the charge was included on behalf of the merchant in the customer's next telephone bill. With AT&T Approximately 30 days after an online charge, the process was designed to provide an advance against the purchase price prior to the customer paying the telephone bill. After deducting our fees, we would forward payment directly to our online merchant. If the charge is not paid by the customer for any reason, including a default or refusal to pay due to a dispute, the telephone company will charge back its advance to us. In this event, our merchant and we will not receive the purchase price for the goods or services. Under our agreement with Billing Concepts Inc., Billing Concepts will advance seventy percent (70%) of the amount determined on the first Tuesday after the sixtieth (60th) day from the date Billing Concepts receives billing records from eTelcharge.com; fifty percent (50%) of the remaining balance of the amount determined on the first Tuesday after the ninetieth (90th) day from the date Billing Concepts receives billing records from eTelcharge.com; and the remaining balance of the amounts so determined on the first Tuesday after one hundred twentieth (120th) day from the date Billing Concepts receives eTelcharge.com records. All payments to eTelcharge.com are subject to deductions from all assigned and allocated assessments and taxes charged to the Local Phone Companies.

We will establish a reserve of 3% of fees due to us from merchants to cover defaults, refusals to pay, disputes and other charge backs due to customer nonpayment. We will evaluate this reserve on an ongoing basis to reflect our experience.

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

•	Seek to establish a faster payout schedule for merchants who accept the 1.1 and 2.0 version for initiating online charges to telephone bills;

•	Continue to stress the security and privacy advantages of our telephone billing service;

•	Provide responsive customer service to our online merchants through use of an employee assigned to each merchant.

MARKETING

  Using our marketing staff, including our CEO President, we market to online merchants through direct presentations. We attract online merchants through direct sales calls, referrals from Web design firms, advertisements in trade journals, media reports about our company and word of mouth.

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

  Our marketing efforts stress the simplicity and privacy of using a telephone number and password for online charges rather than using a credit card. We also stress to our online merchants the substantial number of individuals who do not have credit cards. Finally, we include in our sales presentations our commitment to donate $.05 per billing transaction from the telephone billing option up to a maximum of $250,000 per year to KIDCARE, a Houston-based charity benefiting underprivileged children. Our commitment to KIDCARE may be cancelled by us on six months notice. We are currently reviewing our commitment and will make a decision regarding our commitment to the above mentioned charity.

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

GOVERNMENT REGULATION

We are not directly regulated by any governmental agencies nor are we subject to statutes, rules or regulations, which regulate the manner in which we do business. However, our online merchants are subject to numerous governmental regulations required of merchants in general such as truth in advertising requirements, product safety and the like. We do not believe that we would be held liable for violations by our merchants of any such government regulations or with respect to disputes between our merchants and online customers. Nevertheless, we may be named in such proceedings in which case we could be required to expend substantial fees in defending ourselves and could be liable for substantial money judgments.

EMPLOYEES

As of March 28, 2007 we have 2 full-time employees and 1 part-time employee.

Item 2. Description of Property.

We currently lease 3,000 square feet of office space on a three-year lease expiring January 31, 2010 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of its stockholders during the 2006 fiscal year.

-
PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares trade on the over-the-counter under the symbol ETLC. Prior to May 2003, our common stock traded on the over the counter Bulletin Board under the symbol ETLC. The table below sets forth high and low closing prices for our common stock during each of the periods indicated:

QUARTER ENDED	LOW	HIGH
January 1,2005 - March 31,2005	$.55	$.68
April 1, 2005 - June 30, 2005	.13	.14
July 1, 2005- September 30, 2005	.09	.10
October 1, 2005- December 31, 2005	.07	.10
January 1, 2006 - March 31, 2006	.05	.18
April 1, 2006- June 30, 2006	.04	.11
July 1, 2006 - September 30, 2006	.05	.17
October 1, 2006- December 31, 2006	.02	.07

As of March 28, 2007, we had approximately 581 holders of record of voting common stock.

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

During fiscal year 2006 we issued 8,000,000 shares of common stock for cash, 417,040 shares of common stock to settle a stock payable from the prior year, and 1,091,313 shares of common stock was sold and/or issued for services.

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

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

The Company had a net loss of $440,170 for the year ended December 31, 2006, a decrease of $1,667,817 compared to a net loss of $2,107,987 for the year ended December 31, 2005. The decreased loss primarily resulted from less non-cash charges associated with the issuance of common stock for services. The Company, as a development company, has generated $34,633 in operating revenues for the twelve months ended of December 31, 2006. Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins. We cannot assure you that we will achieve or maintain profitable operations in the future

PLAN OF OPERATION

We were organized in June 1999 and are in the development stage. Investors should note that our auditor's report for the year ended December 31, 2005, included a paragraph, which expressed substantial doubt as to our ability to continue as a going concern. We expect that our revenue will be generated from both online and offline merchants and customers.  We will maintain a billing fee of 2.5% to 8% of the purchase price of the goods or services charged, not including taxes. We will also charge a transaction fee of $.25 to $.50 for each shopper occasion.  We plan to maintain the same fee of a five percent (5%) to ten percent (10%) service charge computed by total charge billed. Additional revenue will be generated from our credit card merchant services.  We charge merchants a monthly fee ranging from $29 to $89 per month for leasing our credit card machines, a discount fee ranging from 1.69% to 3% for credit card processing, a transaction fee of twenty five cents ($0.25), and a statement fee ranging from $10 to $15 per month.

Our cost of billing is comprised of Billing Concepts 6% of billed revenue and Local Phone Company charges, which vary from $0.45 cents up to $1.65.  Billing Concepts will earn this fee for aggregating billing for the local telephone companies to include in our customers monthly statements.

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

We have tested our initial phone billing option with 19 Web merchants, all of which have been integrated into our billing system. Previously, it took a number of months to integrate our merchants, as they were required to write some of the computer code necessary to join our system. In 2005, however, we began to provide the code ourselves which we believe will significantly shorten the time necessary for merchants to join our billing system. We expect, but cannot assure, that we will add new Web Merchants in 2007, most of who will be signed up through the efforts of our resellers. Our resellers will take a three day training course from us, either online or at our corporate offices, before commencing to market any of our merchant service payment options of Visa, MasterCard, American Express or the new online 2.0 version for telephone billing services. We currently have three such resellers who are existing Web merchants, authorized agents and a shopping cart software company. We intend to attract additional resellers through advertising in trade journals as well as attending trade shows within our industry. Resellers are paid a commission of approximately 20% of the revenue generated from new web merchants referred by them. These agreements with resellers also provide a nominal residual fee to the agent so long as we retain those web merchants referred by same. The reseller agreements are cancelable by either party on 30 days notice to the other.

Upon launch of the 2.0 version telephone billing option, and assuming financing is available, we intend to initiate an online advertising campaign, using mass e-mails to inform online users of our billing service. We will also seek to enter agreements with other online entities, web sites and independent sales and marketing organizations to generate market awareness and usage of the eTelcharge.com icon. We will also continue to promote our brand through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.

The initiation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2006. We have generated $53,942 in revenue since our inception. Since inception through the year ended December 31, 2006 we incurred a cumulative net loss of $12,745,760 including a net loss of $440,170 for the year ended December 31, 2006.

Our operations have been funded solely through the issuance of our common shares. Total cash proceeds, net of offering costs, for the issuance of common shares totaled $1,159,397 from inception through December 31, 2006. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
eTelcharge.com, Inc.
(A Development Stage Company)
Desoto, Texas

We have audited the accompanying balance sheet of eTelcharge.com, Inc. (A Development Stage Company) as of December 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the two years then ended and for the period from June 7, 1999 (Inception) through December 31, 2006. The financial statements for the period June 7, 1999 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period June 7, 1999 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors. These financial statements are the responsibility of eTelcharge.com, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eTelcharge.com, Inc., as of December 31, 2006 and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 4, 2007

eTELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
For the year ended December 31, 2006

December 31,
2006

ASSETS
Current assets:
Cash	$1,672

Fixed assets, net of accumulated depreciation of $50,821	3,618
Deposits	1,980

Total assets	$7,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$82,009
Payroll tax obligation	172,517
Accounts payable	122,933
Note payable to shareholder	336,279
Short term debt	152,763

Total current liabilities	866,501

Commitments and contingencies	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
138,430,059 shares issued and outstanding	415,290
Additional paid in capital	11,471,239
Deficit accumulated during the development stage	(12,745,760)
Total stockholders' deficit	(859,231)

Total liabilities and stockholders' deficit	$7,270

See accompanying summary of accounting policies
and notes to financial statements

eTELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			June 7, 1999
	Years ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006

Revenues	$34,633	$19,309	$53,942

Operating expenses	440,091	2,125,033	12,771,112

Net loss from operations	(405,458)	(2,105,724)	(12,717,170)

Other income	2,762	13,221	60,200

Interest expense	(37,474)	(15,484)	(88,790)

Net loss	$(440,170)	$(2,107,987)	$(12,745,760)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average shares outstanding	130,409,037	116,923,974

eTELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from June 7, 1999 (Inception) through December 31, 2006

	Price per share	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Issuance of founder shares	$0.00	30,851,880	$92,556	$(69,417)	$-	$23,139
Deemed distribution related to purchase
of asset from affiliate in 1999	-	-	-	(53,500)	-	(53,500)
Issuance of common stock for property
and equipment in 2001	0.38	12,800	38	4,762	-	4,800
Issuance of common stock for cash:
November 27, 1999	0.01	1,600,000	4,800	5,200	-	10,000
December 10, 1999	0.06	160,000	480	9,520	-	10,000
December 17, 1999	0.01	2,400,000	7,200	22,800	-	30,000
January 14, 2000	0.04	146,668	440	5,060	-	5,500
January 28, 2000	0.12	80,000	240	9,730	-	9,970
February 7, 2000	0.01	960,000	2,880	9,120	-	12,000
March 14, 2000	0.06	40,000	120	2,380	-	2,500
April 13, 2000	0.04	1,472,000	4,416	59,584	-	64,000
June 30, 2000	0.38	780,000	2,340	290,160	-	292,500
September 30, 2000	0.38	300,000	900	111,600	-	112,500
December 31, 2000	0.38	20,000	60	7,440	-	7,500
February 1, 2001	0.13	192,000	576	23,424	-	24,000
March 14, 2001	0.38	60,000	180	22,320	-	22,500
April 1, 2001	0.38	39,336	118	14,634	-	14,752
April 24, 2001	0.38	40,000	120	14,880	-	15,000
May 20, 2001	0.37	42,668	128	15,872	-	16,000
May 25, 2001	0.38	40,000	120	14,880	-	15,000
June 11, 2001	0.38	120,000	360	44,640	-	45,000
June 18, 2001	0.38	80,000	240	29,760	-	30,000
August 31, 2001	0.38	40,000	120	14,880	-	15,000
September 20, 2001	0.38	80,000	240	29,760	-	30,000
September 21, 2001	0.50	20,000	60	9,940	-	10,000
November 21, 2001	0.34	59,140	177	19,848	-	20,025
December 3, 2001	0.38	13,332	40	4,960	-	5,000
January 30, 2002	0.38	16,000	48	5,952	-	6,000
February 1, 2002	0.30	66,664	200	19,801	-	20,001
February 26, 2002	0.31	8,796	26	2,679	-	2,705
April 1, 2002	0.13	80,000	240	9,760	-	10,000
April 9, 2002	0.38	21,832	65	8,257	-	8,322
July 1, 2002	0.21	119,200	358	24,342	-	24,700
July 10, 2002	0.37	107,732	323	40,075	-	40,398
August 16, 2002	0.21	3,764	11	789	-	800
September 5, 2002	0.88	4,000	12	3,488	-	3,500
September 10, 2002	0.38	13,332	40	4,960	-	5,000
September 20, 2002	0.37	53,336	160	19,840	-	20,000
September 30, 2002	0.38	21,332	64	7,936	-	8,000
December 20, 2002	0.37	114,432	343	41,956	-	42,299
Issuance of common stock for services:
December 10, 2000	0.38	84,200	253	31,322	-	31,575
December 10, 2000	0.38	1,400,000	4,200	520,800	-	525,000
February 14, 2001	0.13	1,221,520	3,665	149,048	-	152,713
February 22, 2001	0.13	600,000	1,800	73,200	-	75,000
June 6, 2001	0.38	100,000	300	37,200	-	37,500
June 12, 2001	0.38	20,000	60	7,440	-	7,500
August 31, 2001	0.38	1,400,000	4,200	520,800	-	525,000
September 10, 2001	0.25	300,000	900	73,413	-	74,313
September 11, 2001	0.38	160,000	480	59,520	-	60,000
September 12, 2001	0.38	9,200,000	27,600	3,422,400	-	3,450,000
January 7, 2002	0.38	1,573,400	4,720	592,805	-	597,525
January 30, 2002	0.38	20,000	60	7,440	-	7,500
April 1, 2002	0.38	33,000	99	12,276	-	12,375
May 29, 2002	0.38	120,000	360	44,640	-	45,000
September 30, 2002	0.38	40,000	120	14,880	-	15,000
December 31, 2002	0.38	338,400	1,015	125,885	-	126,900
Share adjustment	-	275,060	825	(634)	-	191
Cancellation of common stock	-	(120,000)	(360)	360	-	-
Net loss	-	-	-	-	(7,153,550)	(7,153,550)
Balances, December 31, 2002		57,045,824	171,137	6,556,866	(7,153,550)	(425,547)

Issuance of common stock for services	0.03	9,200,800	27,602	202,498	-	230,100
Issuance of common stock for cash	0.38	273,064	819	101,956		102,775
Net loss	-	-	-	-	(2,271,341)	(2,271,341)
Balances, December 31, 2003		66,519,688	199,559	6,861,319	(9,424,891)	(2,364,013)

Net loss		-	-	-	(772,712)	(772,712)
Balances, December 31, 2004		66,519,688	$199,559	$6,861,319	$(10,197,603)	$(3,136,725)

Issuances of common stock for cash:
January 21, 2005	.08-.013	320,000	960	2,540	-	3,500
February 28, 2005	0.013	112,000	336	1,064	-	1,400
March 18, 2005	0.013	100,000	300	950	-	1,250
Issuance of common stock for stock payable from prior year
January 19, 2005	.0083-.0125	2,660,560	7,982	25,275	-	33,257
January 21, 2005	0.0125	380,000	1,140	3,610	-	4,750
February 28, 2005	.0125-.38	357,864	1,074	90,426	-	91,500
March 18, 2005	0.0125	200,000	600	1,900	-	2,500
December 9, 2005	.0125-.38	120,000	360	15,640	-	16,000
Issuance of common stock for services
February 28, 2005	0.2	9,200,000	27,600	1,812,400		1,840,000
March 29, 2005	0.15	8,000	24	1,176		1,200
January 19,2005	.02-.3125	487,747	1,463	95,410		96,873
January 21, 2005	.0125-.3125	14,013,714	42,041	1,514,774		1,556,815
January 28, 2005	0.04	120,000	360	4,440		4,800
February 28, 2005	.02-.3125	21,693,333	65,080	639,653		704,733
March 29, 2005	.04-.15	28,800	86	1,066		1,152
June 6, 2005	.0175	12,000,000	36,000	174,000		210,000
December 9, 2005	.02-.3225	600,000	1,800	82,968		84,768
Imputed interest on shareholder loan			-	12,014	-	12,014
Net loss			-	-	(2,107,987)	(2,107,987)
Balances, December 31, 2005		128,921,706	386,765	11,340,625	(12,305,590)	(578,200)

Issuance of common stock for stock payable from prior year
January 9, 2006	.065	417,040	1,251	3,962		5,213
Issuances of common stock for cash	0.005	8,000,000	24,000	16,000		40,000
Issuances of common stock services	0.085	1,091,313	3,274	84,325		87,599
Imputed interest on shareholder loan				26,327		26,327
Net loss					(440,170)	(440,170)
Balances, December 31, 2006		138,430,059	415,290	11,471,239	(12,745,760)	(859,231)

eTELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 7, 1999
	Year ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(440,170)	$(2,107,987)	$(12,745,760)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	2,573	3,666	113,821
Issuance of common stock for services	69,786	1,841,200	7,925,130
Imputed interest	26,327	12,014	38,341
Changes in:
Other assets	-	-	(1,980)
Accounts payable	22,991	(31,775)	122,933
Accrued expenses	43,538	62,734	2,741,150
Payroll tax obligation	28,547	14,953	172,518
Net cash used in operating activities	(246,408)	(205,195)	(1,633,847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,050)	(2,845)	(49,639)
Net cash used in investing activities	(1,050)	(2,845)	(49,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	40,000	8,255	1,312,617
Net loan proceeds from shareholder	45,616	207,282	336,279
Proceeds from notes payable-other	150,313	2,920	153,233
Payments on notes payable-other	(470)	-	(470)
Payment on payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	235,459	218,457	1,685,159

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,999)	10,417	1,673

CASH AND CASH EQUIVALENTS, beginning of period	13,672	3,255	-

CASH AND CASH EQUIVALENTS, end of period	$1,673	$13,672	$1,673

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for stock payable
from prior year	5,213	148,007	153,220
Issuance of common stock for compensation	52,533	2,659,141	2,711,674

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	4,947	3,470	10,672

See accompanying summary of accounting policies and notes to financial statements.

eTELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com, Inc. (“eTelcharge”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of December 31, 2006, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising equity financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

Impairment of Long-Lived Assets

eTelcharge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  eTelcharge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets for the year ending December 31, 2006.

Proprietary Rights

Proprietary rights consist of certain exclusive rights that allow eTelcharge's customers to charge meals and other consumer oriented goods to proprietary "900" telephone numbers obtained from AT&T. These rights expired in January 2003, and were fully amortized at December 31, 2002. The proprietary rights were recorded at costs and amortized using the straight-line method over their estimated useful life of three years, which was the contractual life of the underlying agreement with AT&T.   See Note 11 for details. eTelcharge entered into a new agreement in April 2006 with AT&T for billing via “800” telephone numbers for micro payment billing for downloadable music, video and movies. The agreement includes billing for satellite radio and other content. A non-compete agreement was signed for billing of food, CD’s, tapes, books and flowers.

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

 Revenue Recognition

eTelcharge recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants is recognized as online purchases from customers are processed and typically ranges from 3% to 4% of the purchase price, plus $0.15 to $0.25 per transaction and will be non-refundable. Customer fee revenue is recognized upon shipment by the online merchant to the customer, typically between 5% to 10% of the purchase price, and is refundable should the merchant approve the customer dispute. All funds will be remitted directly to eTelcharge. eTelcharge expects to enter into 2 to 3 year agreements with merchants, with such agreements not containing cancellation clauses. The direct costs of providing these services includes a transaction charge by the carrier of approximately 2% of the purchase price and a usage charge per minute that will be expensed as incurred. Revenue will be derived from the discount rate affiliated with all other payment options rendered to merchants processing credit card transactions via merchant service banks contracted by eTelcharge. A residual revenue of approximately .1% of the discount rate of approximately 2.3% and an additional residual of $.05 cents per transaction fee of the $0.25 charged to merchant clients is also recognized. Revenue is recognized based on the net fee charged by eTelcharge.

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

Effective January 1, 2006, eTelcharge adopted SFAS No. 123R, Share-Based Payment. SFAS No. 123R generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period. Prior to January 2006, eTelcharge accounted for employee stock option grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. There were no options or warrants granted or outstanding during the years ended December 31, 2006 or 2005.

 Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of basic and diluted common shares outstanding.  There were no dilutive securities for the years ended December 31, 2006 and 2005.

 Recent Accounting Pronouncements

eTelcharge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on eTelcharge’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred net losses of $440,170 and $2,107,987 in fiscal 2006 and 2005, respectively, has an accumulated deficit of $12,745,760 and a working capital deficit of $864,829.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006:

Description	Life	2006
Computer equipment	3 years	$37,294
Office furniture and equipment	5 years	17,145
		54,439
Less: accumulated depreciation		(50,821)
		$3,618

Depreciation expense is recorded using the straight line method and totaled $2,573 and $3,666 in fiscal 2006 and 2005, respectively.

NOTE 4 - ACCRUED COMPENSATION

During the year ended December 31, 2006 eTelcharge issued 1,091,313 shares of common stock valued at $87,599 to employees for services.

As of December 31, 2006, eTelcharge accrued $36,606 payable in cash and $34,720 payable in 501,869 shares of common stock for compensation provided during 2006.

NOTE 5 - PAYROLL TAX OBLIGATION

eTelcharge has not remitted a portion of its Federal and State employer and employee payroll taxes for the years 2001 through 2006. eTelcharge has determined this obligation to be the actual amounts of the tax withheld from the employees and the employer portion of the Federal Tax obligation in addition to an estimated 25% penalty and interest accrual. The total obligation associated with these delinquent amounts at December 31, 2006 and 2005 was $172,517 and $143,970.

NOTE 6 - NOTE PAYABLE

On March 31, 2006, eTelcharge signed an unsecured promissory note to American Home Market in the amount of $250,000. Of this amount, the lender advanced $150,313 during the year ended December 31, 2006. The note provides for an interest rate of 8% per annum, with interest only monthly payments commencing February 1, 2007. The entire principal is due in full on December 1, 2007. Interest of $6,933 was accrued as of December 31, 2006. On March 20, 2007, eTelcharge issued 50,000,000 shares of common stock in satisfaction of the note and all accrued interest. (see Note 12 Subsequent Events)

NOTE 7 - NOTE PAYABLE TO SHAREHOLDER

At December 31, 2006, eTelcharge has an unsecured demand note payable to a shareholder in the amount of $336,279, with interest imputed at 8.00% with no specified maturity date.  The shareholder makes advances to eTelcharge on an as needed basis and is periodically repaid portions of the outstanding balance. In March 2007, this note was retired in full in exchange for 50,000,000 shares of common stock. (see Note 12 Subsequent Events)

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward is approximately $7,308,428 at December 31, 2006, and will expire in the years 2020 through 2026.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,096,264
Less: valuation allowance	(1,096,264)

Net deferred tax asset	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

eTelcharge has a business relationship (affinity program) with a charitable organization that requires eTelcharge to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At December 31, 2006, eTelcharge will be required to issue up to 501,869 shares of common stock in 2007 under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In August 2000, eTelcharge entered into a lease for office space.  The lease was for three years with base rent of $1,000 per month and a security deposit of $1,000.  The lease was continued on a month-to-month basis until February 2004 when the lease space was increased and renewed.  The renewal period expires in January 2007 with base rent of $3,675 per month and a security deposit of $1,000. In February 2007 eTelcharge entered into a new three-year lease agreement with base rent of $4,098 that expires January 31, 2010. See note 13, Subsequent Events.

Rent expense totaled approximately $47,775 and $29,400 each for the years ended December 31, 2006 and 2005.

NOTE 10- COMMON STOCK

Since inception and through December 31, 2006, the following share activity occurred:

	Shares	Amount
Shares for cash	22,356,092	$1,282,256
Shares for services	116,181,167	10,561,132
Shares for assets	12,800	4,800
Share cancellation	(120,000)	-
Imputed Interest	-	38,341
Totals	138,430,059	11,886,529

During 2006, eTelcharge issued 1,091,313 shares valued at $87,599 for services and 8,417,040 shares for $45,213 in cash.

NOTE 11 - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During 1999, eTelcharge purchased proprietary rights from a related company, Consumer Data Solutions Corp. ("CDS"), which has the same majority shareholder as eTelcharge. This agreement requires eTelcharge to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of proprietary rights (which equates to 3% of net income of eTelcharge) beginning January 1, 2001.

As these rights were purchased from a related entity, the asset was recorded by eTelcharge at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a debit to additional paid-in capital. Amounts payable to CDS totaled $0 at December 31, 2006.

 NOTE 12 - SUBSEQUENT EVENTS

Common Stock and Pending Stock Subscriptions

Subsequent to December 31, 2006, eTelcharge issued 5,366,400 shares of common stock for cash of $26,832. Additionally, in January 2007 eTelcharge received $30,000 in cash under a pending stock subscription agreement for the purchase of 8,000,000 shares of common stock for a total of $40,000. The final $10,000 payment was received in March 2007. eTelcharge also issued 12,000,000 shares of common stock in connection with a consulting agreement covering the period from March 20, 2007 through April 20, 2008, and 110,000 shares of common stock for services.

Note Payable

In March 2007, after receiving a demand notice for the payment of its promissory note payable to American Home Market, eTelcharge negotiated the retirement of the note payable, including accrued interest, in exchange for 50,000,000 shares of eTelcharge common stock, which was issued on March 20, 2007. The outstanding balance of the note payable at the time of settlement was $157,246, which included $6,933 of accrued interest. The agreement, entered into on March 14, 2007, represents a final settlement of the note payable. In the first quarter of 2007, eTelcharge will recognize a loss on extinguishment of debt in the amount of $642,754.

Commitments

In February 2007, eTelcharge entered into a modified lease agreement extending the lease scheduled to expire in January 2007 until January 2010. The new base rent is $4,098 per month.

Under the new lease, future minimum lease commitments are as follows:

2007	$36,459
2008	$49,176
2009	$49,176
2010	$4,098

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no reportable events of the type described in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors predominantly in the areas of debt and equity. Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to expense recognition and issuances of our common stock. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Office

Carl O. Sherman	40	Chief Executive Officer
Michelle R. Sherman	37	Secretary and Director
Thomas Jackson	36	Director

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

Compliance with Section 16(a) of the Exchange Act

None of the persons that were a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12, have filed Forms 3,4 or 5 in a timely manner during fiscal year 2006. The Company intends to file the required forms in the very near future as part of an effort to fully comply with all filing requirements pursuant to the Securities Exchange Act of 1934 as amended.

The Company has not adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. To date we have not had sufficient capital to complete compliance.

Item 10. Executive Compensation.

The following table sets forth the compensation paid to the Chief Executive Office for services rendered during fiscal years ended December 31, 2006 and 2005.

SUMMARY COMPENSATION TABLE

				Stock		Option		All Other
Name and Position	Year	Salary	Bonus	Awards ($	)	Awards ($	)	Compensation	Total

Carl O. Sherman	2006	$60,000	$-	$-		$-		$-	$60,000
Chief Executive Officer	2005	34,058	-	368,000(1)		-		-	402,058
(1) Based on 9,200,000 shares granted to Mr. Sherman in 2005 for prior year services rendered

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2006 for any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

None

Compensation of Directors

The following table sets forth the compensation paid to each director (other than compensation set forth under Executive Compensation) for services rendered during the fiscal year ended December 31, 2006.

	Fee Earned
	or Paid	Stock		Option	All Other
Name	in Cash	Awards ($)		Awards ($)	Compensation	Total

Carl O. Sherman	$-	$-		$-	$-	$-
Michelle R. Sherman	-	850	(1)	-	-	850
Thomas Jackson	-	850	(1)	-	-	850
(1) Based on 10,000 shares granted to the named directors in 2006
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

The following table sets forth the number of shares of each class of stock beneficially owned as of March 28, 2007 by (i) each person known by eTelcharge.com to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each director of the company, (iii) the Company’s executive officer named in the Summary Compensation Table, and (iv) by all executive officers and directors of the company as a group Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Owner	Percentage of Class	Percentage of Common Voting Power

Carl O. Sherman(2)	Voting Common Stock	44,282,916	30.8%	30.8%
Michelle R. Sherman(2)	Voting Common Stock	44,282,916	30.8%	30.8%
Thomas Jackson	Voting Common Stock	146,212	*	*
All officers and Directors as a group (3)		44,429,128	30.9%	30.9%
* Less than 1%

(1) Unless otherwise stated the address for all beneficial owners listed is 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.
(2) Carl O. Sherman and Michelle R. Sherman are husband and wife and each share in the beneficial ownership of all 44,282,916 shares.

Item 12. Certain Relationships and Related Transactions.

At December 31, 2005, the Company owed Carl O. Sherman, our Chief Executive Officer, $290,663.

During the year ended December 31, 2006, Carl Sherman loaned an additional $45,616. At December 2006, the Company owed Mr. Sherman $ 336,279.

During fiscal year 2006 there were no transactions between our company and any officers, directors or other affiliates. Carl O. Sherman who is our CEO and Michelle R. Sherman our CFO are husband and wife.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our independent auditors, Malone & Bailey PC, for professional services rendered for the audit of our annual financial statements on Form 10-KSB for the year ended December 31, 2006 amounted to $6,750.

All Other Fees

No fees were billed by our auditors for products and services other than those described above under "Audit Fees" for the years ended December 31, 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of April 2007.

ETELCHARGE.COM, INC.

Date: April 11, 2007	By:	/s/ Carl O. Sherman
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