Form 10QSB
period 2007-03-31
ETELCHARGE COM INC
filed 2007-05-22
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended March 31, 2007

OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

____________________

Commission File Number 000-30479
ETELCHARGE.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	75-2847699
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1636 N. Hampton, Suite 270, Desoto, Texas	75115
(Address of principal executive office)	Zip Code)

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

The number of shares of the issuer’s common stock outstanding as of May 16, 2007 was 221,906,459.
Transitional Small Business Disclosure Format (Check One): Yes No X

Item 1. Financial Statements

These financial have not been reviewed by our independent auditors.

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$9,353	$1,672

Fixed assets, net of accumulated depreciation of $51,497 and $50,821	2,942	3,618

Deposits	1,980	1,980

Total assets	$14,275	$7,270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accrued expenses	$71,377	$82,009
Payroll tax obligation	182,990	172,517
Accounts payable	127,143	122,933
Note payable to shareholder	326,008	336,279
Short term debt	2,277	152,763
Pending stock subscriptions	40,000	-

Total current liabilities	749,795	866,501

Commitments and contingencies	-

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
205,906,459 and 138,430,059 shares issued and outstanding	617,719	415,290
Additional paid in capital	12,296,025	11,471,239
Deficit accumulated during the development stage	(13,649,264)	(12,745,760)
Total stockholders' deficit	(735,520)	(859,231)

Total liabilities and stockholders' deficit	$14,275	$7,270

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007

Revenues	$11,550	$7,521	$65,492

Operating expenses	907,127	122,600	13,678,239

Net loss from operations	(895,577)	(115,079)	(13,612,747)

Other income	-	-	60,200

Interest expense	(7,927)	(6,547)	(96,717)

Net loss	$(903,504)	$(121,626)	$(13,649,264)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	194,678,011	129,648,153

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(903,504)	$(121,626)	$(13,649,264)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	676	611	114,497
Issuance of common stock for services	193,760	-	8,118,890
Imputed interest	6,623	5,608	44,964
Loss on extinguishment of debt	642,754	-	642,754
Changes in:
Other assets	-	-	(1,980)
Accounts payable	8,864	1,764	131,796
Accrued expenses	(3,699)	41,558	2,737,451
Payroll tax obligation	10,473	4,070	182,991
Net cash used in operating activities	(44,053)	(68,015)	(1,677,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(49,639)
Net cash used in investing activities	-	-	(49,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	66,832	-	1,379,449
Net loan proceeds from shareholder	(10,271)	57,147	326,008
Proceeds from note payable-other	-	-	153,233
Payments on notes payable-other	(173)	-	(643)
Payment on payable to related party for asset purchase	-	-	(116,500)
Bank overdraft	(4,654)	-	(4,654)
Net cash provided by financing activities	51,734	57,147	1,736,893

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,681	(10,868)	9,353

CASH AND CASH EQUIVALENTS, beginning of period	1,672	13,671	-

CASH AND CASH EQUIVALENTS, end of period	$9,353	$2,803	$9,353

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	1,760	36,000	2,713,733
Issuance of common stock for pending stock
subscriptions	5,213	5,213	153,220

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	939	10,672

ETELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Etelcharge.com, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Etelcharge’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - ACCRUED COMPENSATION AND PENDING STOCK SUBSCRIPTIONS

During the three months ending March 31, 2007, Etelcharge received $40,000 in cash under a pending stock subscription agreement for the purchase of 8,000,000 shares of common stock.

During the three months ending March 31, 2007, Etelcharge issued 110,000 shares of common stock valued at $1,760 to employees for accrued compensation.

As of March 31, 2007, there were 546,446 shares of common stock valued at $31,021 accrued for compensation and $36,606 accrued for cash compensation.

NOTE 3 - NOTE PAYABLE

In March 2007, after receiving a demand notice for the payment of its promissory note payable to American Home Market, Etelcharge negotiated the retirement of the note payable, including accrued interest, in exchange for 50,000,000 shares of Etelcharge common stock, which were issued on March 20, 2007. The outstanding balance of the note payable at the time of settlement was $157,246, which included $6,933 of accrued interest. The agreement, entered into on March 14, 2007, represents a final settlement of the note payable. Etelcharge recognized a loss on extinguishment of debt in the amount of $642,754 in regard to this settlement in the quarter ended March 31, 2007.

NOTE 4 - EQUITY

During the three months ended March 31, 2007, Etelcharge issued 12,000,000 shares of common stock valued at $192,000 in connection with a consulting agreement covering the period from March 20, 2007 through April 20, 2008. During the three months ended March 31, 2007 Etelcharge also issued 110,000 shares of common stock for services valued at $1,760 and 5,366,400 shares of common stock for cash in the amount of $26,832.

On March 20, 2007, issued 50,000,000 shares of common stock valued at $800,000 for extinguishment of debt (see Note 3).

NOTE 5- SUBSEQUENT EVENTS

Common Stock and Pending Stock Subscriptions

Subsequent to March 31, 2007, Etelcharge issued 8,000,000 shares of common stock under a pending stock subscription agreement in the amount of $40,000. Etelcharge also issued an additional 8,000,000 shares of common stock for cash of $40,000.

In May 2007, Etelcharge received $5,000 in cash under a pending stock subscription agreement for the purchase of 2,000,000 shares of common stock for a total of $10,000. No shares will be issued until the remaining $5,000 is paid in full.

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

We had a net loss of $903,504 during the three months ended March 31, 2007, an increase of $781,878 compared to a loss of $121,626 for the three months ended March 31, 2006. The increased loss primarily resulted from loss on extinguishment of debt in the amount of $642,754 and the cost of common stock issued for services.

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

The implementation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2006. We have generated $65,492 of revenue since our inception and since inception through the three months ended March 31, 2007 we incurred a cumulative net loss of $13,649,264 including a net loss of $903,504 for the three months ended March 31, 2007.

On March 31, 2006, Etelcharge executed an unsecured promissory note to American Home Market in the amount of $250,000. Of this amount, the lender advanced $86,301 and $64,012 during the quarters ended June 30 and September 30, 2006, respectively. In March 2007, Etelcharge negotiated the retirement of the note payable, including accrued interest, in exchange for 50,000,000 shares of Etelcharge common stock, which were issued on March 20, 2007. The outstanding balance of the note payable at the time of settlement was $157,246, which included $6,933 of accrued interest.

Prior to this borrowing our operations have been funded solely through the issuance of our common shares and advances from our CEO. Total cash proceeds for the issuance of common shares totaled $1,379,449 from inception through March 31, 2007. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are in the process of improving our internal controls in an effort to remediate these deficiencies through improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ETELCHARGE.COM, INC.

May 21, 2007    /s/ Carl O. Sherman
     Carl O. Sherman
 Chief Executive Officer

/s/ Michelle R. Sherman
May 21, 2007       Michelle R. Sherman
                Principal Financial Officer