Form 10QSB/A
period 2007-03-31
ETELCHARGE COM INC
filed 2007-06-21
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Item 1. Financial Statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$9,353	$1,672

Fixed assets, net of accumulated depreciation of $51,497 and $50,821	2,942	3,618
Deposits	1,980	1,980

Total assets	$14,275	$7,270

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$78,891	$82,009
Payroll tax obligation	182,990	172,517
Accounts payable	127,144	122,933
Note payable to shareholder	326,008	336,279
Short term debt	2,276	152,763
Stock payable	40,000	-

Total current liabilities	757,309	866,501

Stockholders' deficit:
Common stock, $.003 par value, 250,000,000 shares authorized,
205,906,459 and 138,430,059 shares issued and outstanding	617,719	415,290
Additional paid in capital	12,296,025	11,471,239
Deficit accumulated during the development stage	(13,656,778)	(12,745,760)
Total stockholders' deficit	(743,034)	(859,231)

Total liabilities and stockholders' deficit	$14,275	$7,270

See accompanying notes to the financial statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007

Revenues	$11,550	$7,521	$65,492
Operating expenses	271,887	122,600	13,042,999

Net loss from operations	(260,337)	(115,079)	(12,977,507)

Other income	-	-	60,200
Loss on extinguishment of debt	(642,754)	-	(642,754)
Interest expense	(7,927)	(6,547)	(96,717)

Net loss	$(911,018)	$(121,626)	$(13,656,778)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	148,408,552	129,648,153

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(911,018)	$(121,626)	$(13,656,778)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	676	611	114,497
Issuance of common stock for services	193,760	-	8,118,890
Imputed interest	6,623	5,608	44,964
Loss on extinguishment of debt	642,754	-	642,754
Changes in:
Other assets	-	-	(1,980)
Accounts payable	11,726	1,764	134,658
Accrued expenses	(3,700)	41,558	2,737,450
Payroll tax obligation	10,473	4,070	182,991
Net cash used in operating activities	(48,706)	(68,015)	(1,682,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(49,639)
Net cash used in investing activities	-	-	(49,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	66,832	-	1,379,449
Net loan proceeds from shareholder	(10,271)	57,147	326,008
Proceeds from note payable-other	-	-	153,233
Payments on notes payable-other	(174)	-	(644)
Payment on payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	56,387	57,147	1,741,546

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,681	(10,868)	9,353

CASH AND CASH EQUIVALENTS, beginning of period	1,672	13,671	-

CASH AND CASH EQUIVALENTS, end of period	$9,353	$2,803	$9,353

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	6,500	36,000	2,718,473
Issuance of common stock for pending stock
subscriptions	-	5,213	153,220
Issuance of common stock for retirement of debt	150,313	-	150,313

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	1,304	939	11,976

See accompanying notes to the financial statements

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

NOTE 2 − GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred net losses of $911,018 for the three months ended March 31, 2007, and has an accumulated deficit of $13,656,778 and a working capital deficit of $747,956 at March 31, 2007. These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 – ACCRUED COMPENSATION AND STOCK PAYABLE

During the three months ending March 31, 2007, Etelcharge received $40,000 in cash in connection with a stock subscription agreement for the purchase of 8,000,000 shares of common stock. The stock was issued in April 2007.

Under various agreements, eTelcharge issues stock as compensation to employees and outside consultants for services performed during the period. These shares are recorded at the fair value of the stock measured on the date or dates the services were rendered. In most cases, the shares are issued subsequent to the performance of the service. As such, eTelcharge accrues the compensation expense based on the fair value of the stock at the end of each month during the service period. During the three months ending March 31, 2007, Etelcharge issued 110,000 shares of common stock to employees related to accrued compensation. In addition, eTelcharge recorded $3,451 in compensation expense and additional paid in capital related to accrued compensation. At March 31, 2007, there were 546,446 shares of common stock valued at $31,021 accrued for compensation and $36,606 accrued for cash compensation.

NOTE 4 – NOTE PAYABLE

On March 31, 2006, eTelcharge signed an unsecured promissory note to American Home Market in the amount of $250,000. During the year ended December 31, 2006, the lender advanced $150,313 under this note agreement. The note provided for an interest rate of 8% per annum, with interest-only payments commencing February 1, 2007. The principal balance was due on December 1, 2007. In connection with a demand notice received from American Home Market, eTelcharge issued 50,000,000 shares of common stock on March 20, 2007 in satisfaction of the note and accrued interest. The fair value of the common stock at the time of issuance was $800,000 based on the quoted market price on March 20, 2007. In connection with this settlement, eTelcharge recognized a loss on extinguishment of debt in the amount of $642,754 during the quarter ended March 31, 2007.

NOTE 5 – EQUITY

During the three months ended March 31, 2007, Etelcharge issued:

12,000,000 shares of common stock valued at $192,000 in connection with a consulting agreement covering the period from March 20, 2007 through April 20, 2008.

110,000 shares of common stock valued at $1,760 for services.

5,366,400 shares of common stock for cash in the amount of $26,832.

50,000,000 shares of common stock valued at $800,000 for extinguishment of debt (see Note 4).

NOTE 6 – SUBSEQUENT EVENTS

Common stock and stock payable
In April 2007, Etelcharge issued 8,000,000 shares of common stock to satisfy the stock payable accrued at March 31, 2007. eTelcharge received $40,000 in March 2007 in connection with this issuance.

Etelcharge issued an additional 8,000,000 shares of common stock for cash of $40,000.

In May 2007, Etelcharge received $5,000 in cash under a pending stock subscription agreement for the purchase of 2,000,000 shares of common stock for a total of $10,000.  No shares will be issued until the remaining $5,000 is paid in full.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We had a net loss of $911,018 during the three months ended March 31, 2007, an increase of $789,392 compared to a loss of $121,626 for the three months ended March 31, 2006. The increased loss primarily resulted from loss on extinguishment of debt in the amount of $642,754 and the cost of common stock issued for services.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure that we will achieve or maintain profitable operations in the future.

The implementation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2006. We have generated $65,492 of revenue since our inception and since inception through the three months ended March 31, 2007 we incurred a cumulative net loss of $13,656,778 including a net loss of $911,018 for the three months ended March 31, 2007.

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

ETELCHARGE.COM, INC.

June 21, 2007	By:	/s/ Robert M. Howe
Robert M. Howe
Chief Executive Officer

June 21, 2007	By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Principal Financial Officer