Form 10QSB
period 2007-06-30
ETELCHARGE COM INC
filed 2007-08-13
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

   X                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2007

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

The number of shares of the issuer’s common stock outstanding as of August  06, 2007 was 221,906,459.
Transitional Small Business Disclosure Format (Check One): Yes    No    X

Item 1. Financial Statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$18,761	$1,672

Fixed assets, net of accumulated depreciation of $52,173 and $50,821	2,266	3,618
Deposits	1,980	1,980

Total assets	$23,007	$7,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$101,213	$82,009
Payroll tax obligation	191,334	172,517
Accounts payable	126,967	122,933
Note payable to shareholder	324,289	336,279
Short term debt	2,157	152,763
Stock payable	36,500	-

Total current liabilities	782,460	866,501

Commitments	-	-

Stockholders' deficit:
Common stock, $.003 par value, 400,000,000 shares authorized,
221,906,459 and 138,430,059 shares issued and outstanding	665,719	415,290
Additional paid in capital	12,611,906	11,471,239
Deficit accumulated during the development stage	(14,037,078)	(12,745,760)
Total stockholders' deficit	(759,453)	(859,231)

Total liabilities and stockholders' deficit	$23,007	$7,270

See accompanying notes to the financial statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 7, 1999
	Six months ended		Three months ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Revenues	$18,652	$16,513	$7,102	$8,992	$72,594

Operating expenses	651,594	261,428	379,707	138,828	13,422,706

Net loss from operations	(632,942)	(244,915)	(372,605)	(129,836)	(13,350,112)

Other income	-	-	-	-	60,200

Loss on extinguishment of debt	(642,754)	-	-	-	(642,754)
Interest expense	(15,622)	(15,318)	(7,695)	(8,771)	(104,412)

Net loss $	$ (1,291,318)	$(260,233)	$(380,300)	$(138,607)	$(14,037,078)

Basic and diluted net loss per share $	$ (0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	182,310,815	129,698,214	215,840,525	129,738,746

See accompanying notes to the financial statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 7, 1999
	Six months ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,291,318)	$(260,233)	$(14,037,078)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	1,352	1,221	115,173
Stock-based compensation	471,138	27,000	8,396,268
Imputed interest	13,126	11,747	51,467
Loss on extinguishment of debt	642,754	-	642,754
Changes in:
Other assets	-	-	(1,980)
Accounts payable	4,034	(3,445)	126,966
Accrued expenses	26,137	63,858	2,767,287
Payroll tax obligation	18,817	10,466	191,335
Net cash used in operating activities	(113,960)	(149,386)	(1,747,808)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,050)	(49,639)
Net cash used in investing activities	-	(1,050)	(49,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	143,332	-	1,455,949
Net loan proceeds from shareholder	(11,990)	52,579	324,289
Proceeds from notes payable-other	-	86,301	153,233
Payments on notes payable-other	(293)	(85)	(763)
Payment on payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	131,049	138,795	1,816,208

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,089	(11,641)	18,761

CASH AND CASH EQUIVALENTS, beginning of period	1,672	13,671	-

CASH AND CASH EQUIVALENTS, end of period	$18,761	$2,030	$18,761

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	7,150	9,000	2,718,824
Issuance of common stock for pending stock
subscriptions	-	5,213	153,220
Issuance of common stock for retirement of debt	150,313	-	150,313

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	2,496	2,225	13,168

See accompanying notes to the financial statements.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Etelcharge incurred net losses of $1,291,318 for the six months ended June 30, 2007, and has an accumulated deficit of $14,037,078 and a working capital deficit of $763,699 at June 30, 2007. These conditions raise substantial doubt as to Etelcharge’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

NOTE 3 – ACCRUED COMPENSATION AND STOCK PAYABLE

During the three months ending June 30, 2007, Etelcharge received $36,500 in cash in connection with a stock subscription agreement for the purchase of 14,000,000 shares of common stock..

Under various agreements, Etelcharge issues stock as compensation to employees and outside consultants for services performed during the period. These shares are recorded at the fair value of the stock measured on the date or dates the services were rendered. In most cases, the shares are issued subsequent to the performance of the service. As such, Etelcharge accrues the compensation expense based on the fair value of the stock at the end of each month during the service period. During the three months ended March 31, 2007, Etelcharge issued 110,000 shares of common stock to employees related to accrued compensation. In addition, Etelcharge recorded $3,451 and $22,997 in compensation expense related to accrued compensation for the three months ended March 31, 2007 and the six months ended June 30, 2007, respectively. At June 30, 2007, there were 1,350,064 shares of common stock valued at $54,018 accrued for compensation, and $36,606 accrued for cash compensation.

NOTE 4 – NOTE PAYABLE

On March 31, 2006, Etelcharge signed an unsecured promissory note to American Home Market in the amount of $250,000. During the year ended December 31, 2006, the lender advanced $150,313 under this note agreement. The note provided for an interest rate of 8% per annum, with interest-only payments commencing February 1, 2007. The principal balance was due on December 1, 2007. In connection with a demand notice received from American Home Market, Etelcharge issued 50,000,000 shares of common stock on March 20, 2007 in satisfaction of the note and accrued interest. The fair value of the common stock at the time of issuance was $800,000 based on the quoted market price on March 20, 2007. In connection with the settlement, Etelcharge recognized a loss on extinguishment of debt in the amount of $642,754 during the quarter ended March 31, 2007.

NOTE 5 - EQUITY

Common Stock

During the three months ended March 31, 2007, Etelcharge issued:

12,000,000 shares of common stock valued at $192,000 in connection with a consulting agreement covering the period from March 20, 2007 through April 20, 2008

110,000 shares of common stock for services valued at $1,760

5,366,400 shares of common stock for cash in the amount of $26,832

50,000,000 shares of common stock valued at $800,000 for extinguishment of debt (see Note 4)

On May 7, 2007, the Board of Directors approved a motion to increase the authorized common stock of Etelcharge by an additional 150,000,000 to 400,000,000.

During the three months ended June 30, 2007, Etelcharge issued 16,000,000 shares of common stock for cash in the amount of $80,000.

As of June 30, 2007, Etelcharge had received $6,500 in cash under a pending stock subscription agreement for the purchase of 2,000,000 shares of common stock for a total of $10,000. No shares will be issued until the remaining $3,500 is paid in full.

In addition, in June 2007 Etlelcharge received $30,000 in cash under a pending stock subscription for the purchase of 12,000,000 shares of common stock for a total of $60,000.

Stock Options

Etelcharge records compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

On May 11, 2007, Etelcharge granted 10,000,000 options, which vested immediately, pursuant to an employment agreement with Etelcharge’s new President and CEO.  The employment agreement also provides for an additional 10,000,000 stock options to vest at 1,000,000 shares per month over a ten month period commencing with the new officer’s employment.  The options have an exercise price of $.011, a life of three years, and a fair value of $482,396. Of this amount, $277,378 was recorded as compensation expense in the quarter ended June 30, 2007 and $205,018 was deferred to recognize over the future periods in which the options vest and the services are being performed.

Variables used in the Black-Scholes option-pricing model during the three months ended June 30, 2007, include (1) 4.73% risk-free interest rate, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 219%, and (4) zero expected dividends.

NOTE 5- SUBSEQUENT EVENTS

Common Stock and Pending Stock Subscriptions

In July 2007, Etelcharge received $30,000 in cash under a pending stock subscription agreement for the purchase of 12,000,000 shares of common stock for a total of $60,000.

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

We had a net loss of $1,291,318 during the six months ended June 30, 2007, an increase of $1,031,085 compared to a loss of $260,233 for the six months ended June 30, 2006. We also had a net loss of $380,300 during the three months ended June 30, 2007, an increase of $241,693 compared to a loss of $138,607 for the three months ended June 30, 2006.  The increased losses primarily resulted from loss on extinguishment of debt in the amount of $642,754 and the cost of common stock issued for services.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure that we will achieve or maintain profitable operations in the future

The implementation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2006. We have generated $72,594 of revenue since our inception and since inception through the six months ended June 30, 2007 we incurred a cumulative net loss of $14,037,078 including a net loss of $1,291,318 for the six months ended June 30, 2007.

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

Prior to this borrowing our operations have been funded solely through the issuance of our common shares and advances from our CEO. Total cash proceeds for the issuance of common shares totaled $1,455,949 from inception through June 30, 2007. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are in the process of improving our internal controls in an effort to remediate these deficiencies through improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

August 10, 2007	By:	/s/ Robert M. Howe III
Robert M. Howe III
Chief Executive Officer

August 10, 2007	By:	/s/ Michelle R. Sherman
Michelle R. Sherman
Principal Financial Officer