Form 10QSB
period 2007-09-30
ETELCHARGE COM INC
filed 2007-11-14
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2007

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

The number of shares of the issuer’s common stock outstanding as of  November  13, 2007 was 275,805,122.

Transitional Small Business Disclosure Format (Check One): Yes No    X

Item 1. Financial Statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash	$30,110	$1,672
Prepaid Expenses	17,777
Fixed assets, net of accumulated depreciation of $53,231 and $50,821	14,973	3,618
Deposits	1,980	1,980

Total assets	$64,840	$7,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$197,549	$82,009
Payroll tax obligation	63,850	172,517
Accounts payable	75,344	122,933
Note payable to shareholder	321,567	336,279
Short term debt	1,503	152,763
Stock payable	95,654	-

Total current liabilities	755,467	866,501

Commitments	-	-

Stockholders' deficit:
Common stock, $.003 par value, 400,000,000 shares
authorized, 256,531,456 and 138,430,059 shares issued and outstanding	769,594	415,290
Additional paid in capital	13,452,147	11,471,239
Deficit accumulated during the development stage	(14,912,368)	(12,745,760)
Total stockholders' deficit	(690,627)	(859,231)

Total liabilities and stockholders' deficit	$64,840	$7,270

See accompanying notes to the financial statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					June 7, 1999
	Nine months ended		Three months ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenues	$29,768	$24,872	$11,116	$8,359	$83,710

Operating expenses	1,582,221	370,575	926,878	109,147	14,353,334

Net loss from operations	$(1,552,453)	$(345,703)	$(915,762)	$(100,788)	$(14,269,624)

Other Income	-	2,062	-	2,062	60,200

Gain (Loss) on extinguishment of debt	(590,283)	-	52,472	-	(590,282)
Interest expense	(23,872)	(25,172)	(8,250)	(9,854)	(112,662)

Net loss	$(2,166,608)	$(368,813)	$(871,540)	$(108,580)	$(14,912,368)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	198,181,874	129,768,105	230,232,546	129,907,121

See accompanying notes to the financial statements

ETELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 7, 1999
	Nine months ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,166,608)	$(368,813)	$(14,912,368)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	2,410	1,809	116,231

Stock-based compensation & services	1,259,077	51,830	8,971,426
Imputed interest	19,304	17,775	57,645
Loss on extinguishment of debt	590,282	-	590,282
Changes in:
Bank Overdraft		11,864
Other assets	(17,777)	-	(19,757)
Accounts payable	4,883	(2,969)	127,815
Accrued expenses	122,473	64,443	2,863,623
Payroll tax obligation	(108,667)	21,091	63,851
Net cash used in operating activities	(294,623)	(202,970)	(2,141,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(13,765)	(1,050)	(63,407)
Net cash used in investing activities	(13,765)	(1,050)	(63,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	256,831	-	1,818,729
Net loan proceeds from shareholder	(14,712)	45,658	321,567
Proceeds from notes payable-other	-	150,313	153,233
Payments on notes payable-other	(947)	(223)	(1,417)
Cash Received on pending subscriptions	95,654		59,154
Payment on payable to related party for asset purchase			(116,500)

Net cash provided by financing activities	336,826	195,748	2,234,766

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,438	(8,272)	30,110

CASH AND CASH EQUIVALENTS, beginning of period	1,672	13,671	-

CASH AND CASH EQUIVALENTS, end of period	$30,110	$5,399	$30,110

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	-	-	4,800
Issuance of common stock for accrued compensation	7,150	52,832	2,718,824
Issuance of common stock for pending stock
Subscriptions	-	5,213	153,220
Issuance of common stock for retirement of debt	150,313	-	150,313

Supplemental cash flow disclosures:
Cash paid for income taxes	-	-	-
Cash paid for interest	3,650	3,495	14,322

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Etelcharge incurred net losses of $2,166,608 for the nine months ended September 30, 2007, and has an accumulated deficit of $14,912,368 and a working capital deficit of $707,580 at September 30, 2007. These conditions raise substantial doubt as to Etelcharge’s ability to continue as a going concern. Management is trying to raise additional capital through sales of common stock. The financial statements do not include any adjustments that might be necessary if Etelcharge is unable to continue as a going concern.

NOTE 3 –ACCRUED COMPENSATION AND STOCK PAYABLE

Under various agreements, Etelcharge issues stock as compensation to employees and outside consultants for services performed during the period. These shares are recorded at the fair value of the stock measured on the date or dates the services were rendered. In most cases, the shares are issued subsequent to the performance of the service. As such, Etelcharge accrues the compensation expense based on the fair value of the stock at the end of each month during the service period. During the three months ended March 31, 2007, Etelcharge issued 110,000 shares of common stock to employees related to accrued compensation. In addition, Etelcharge recorded $97,359 and $109,507 in compensation expense and additional paid in capital related to accrued compensation for the three and nine months ended September 30, 2007, respectively. At September 30, 2007, there were 2,584,785 shares of common stock valued at $151,377 accrued for compensation, and $36,606 accrued for cash compensation.

NOTE 4 – PAYROLL TAX OBLIGATION

During the three months ended September 30, 2007, the Company paid its payroll tax obligations for 2001 through the current period.  The IRS will access penalties and interest for the company’s failure to file returns and failure to pay these taxes.  Although the Company intends to vigorously contest the penalties and has prepared an abatement letter, estimated amounts for penalties and interest have been accrued.

NOTE 5 – NOTE PAYABLE

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

NOTE 6 – LITIGATION

During the three months ended September 30, 2007, the company settled an on-going law suit filed against it by an architect for services performed for a former officer of the company.  The Company intends to pursue collection of this settlement from the former officer. In connection with this settlement, the company paid $16,667 at the end of September and accrued the balance of $33,333 which is payable , half at the end of October and the balance at the end of November.

NOTE 7 - EQUITY

Common Stock

During the three months ended March 31, 2007, Etelcharge issued:

12,000,000 shares of common stock valued at $192,000 in connection with a consulting agreement covering the period from March 20, 2007 through April 20, 2008

110,000 shares of common stock for services valued at $1,760

5,366,400 shares of common stock for cash in the amount of $26,832

50,000,000 shares of common stock valued at $800,000 for extinguishment of debt (see Note 5)

On May 7, 2007, the Board of Directors approved a motion to increase the authorized common stock of Etelcharge by an additional 150,000,000 to 400,000,000.

During the three months ended June 30, 2007, Etelcharge issued 16,000,000 shares of common stock for cash in the amount of $80,000.

During the three months ended September 30, 2007, Etelcharge issued 34,624,997shares of common stock.  Twelve million five hundred shares (12,500,000) were issued in exchange for cash of $180,000.  The Company also issued 12,985,555  shares for services in the amount of $259,711  and  9,139,442 shares  to reimburse $182,781 of expenses paid on the Company’s behalf.

As of September 30, 2007, Etelcharge had received $8,750  in cash under a pending stock subscription agreement for the purchase of 2,000,000 shares of common stock for a total of $10,000. No shares will be issued until the remaining $1,200 is paid in full.

In addition, in September  2007 Etlelcharge received $86,904  in cash under a pending stock subscription for the purchase of 25,000,000 shares of common stock for a total of $500,000.

Stock Options

Etelcharge records compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.

On May 11, 2007, Etelcharge granted 10,000,000 options, which vested immediately, pursuant to an employment agreement with Etelcharge’s new President and CEO.  The employment agreement also provides for an additional 10,000,000 stock options to vest at 1,000,000 shares per month over a ten month period commencing with the new officer’s employment.  The options have an exercise price of $.011, a life of three years, and a fair value of $482,396. Of this amount, $277,378 and $72,360 was recorded as compensation expense in the quarters ended June 30, 2007 and September 30, 2007, respectively, and $132,658  was deferred to recognize over the future periods in which the options vest and the services are being performed.

During the quarter ended September 30, 2007, 4,710,000 options were granted to two employees and two consultants under employment and consulting agreements, of which 301,000 shares vested.  The options have exercise prices ranging from $.05 to $.11 per share, a life of three years, and a fair value of $388,198.

Variables used in the Black-Scholes option-pricing model during the three months ended September 30, 2007, include (1) risk-free interest rates varying from 3.90% to 4.88%, (2) option life is the expected remaining life of the options as of each year end, (3) expected volatility of 209%, and (4) zero expected dividends.

NOTE 8 – SUBSEQUENT EVENTS

On October 17, 2007 the Company entered into a consulting agreement with Rodney Wagner under which the Company issued 6,700,000 shares of restricted common stock in exchange for services rendered.  Additionally the company issued  approximately 4,300,000 shares of restricted common stock which was prepaid at September 30, 2007.  An additional approximate 2,500,000 shares were issued to consultants who had completed their contracts with the company.  These shares were accrued at September 30, 2007.  The Company has sold an additional approximate  5,800,000 restricted shares since September 30, 2007.

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

We had a net loss of $2,166,608 during the nine months ended September 30, 2007, an increase of $1,797,795 compared to a loss of $368,813 for the nine months ended September 30, 2006. We also had a net loss of $ 871,540 during the three months ended September 30, 2007, an increase of $762,870 compared to a loss of $108,580 for the three months ended September 30, 2006.  The increased losses primarily resulted from loss on extinguishment of debt in the amount of $590,283 and the cost of common stock and stock options  issued for compensation and consulting services.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure that we will achieve or maintain profitable operations in the future

The implementation of our plan of operation is dependent upon our raising sufficient working capital to allow us to institute the plan. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business plan, our auditors issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2006. We have generated $83,710 of revenue since our inception and since inception through the nine months ended September 30, 2007 we incurred a cumulative net loss of $14,912,368 including a net loss of $2,166,608 for the nine months ended September 30, 2007.

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

Prior to this borrowing our operations have been funded solely through the issuance of our common shares and advances from a former officer. Total cash proceeds for the issuance of common shares totaled $1,818,729 from inception through September 30, 2007. In order to institute our business plans we must continue to raise capital, as revenue from operations will be insufficient in the short run to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than six months unless we raise additional funds from the sale of our securities, as we have done in the past, or unless our revenue grows significantly.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of  September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective. There have been no significant changes our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETELCHARGE.COM, INC.

November 14, 2007	By:	/s/ Rob Howe
Rob Howe
Chief Executive Officer

November 14, 2007	By:	/s/ Robyn Priest
Robyn Priest
Principal Financial Officer