Form 10KSB
period 2007-12-31
ETELCHARGE COM INC
filed 2008-04-01
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐ Transition report under section 13 or 15(d) of the Securities Exchange Act  of 1934
For the transition period from        to

Commission file number 000-304799

eTELCHARGE.COM
(Name of small business issuer in its charter)

NEVADA	75-2847699
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1636 N. HAMPTON, SUITE 270, DESOTO, TEXAS	75115
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (972) 298-3800

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.003 Par Value
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  ; No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenues for the fiscal year ended December 31, 2007 were $44,170.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 20, 2008 was $16,630,144 (based on the closing price of $.058 per share on March 20, 2008 as reported on the over-the counter Bulletin Board).

As of March 20, 2008, there were 286,726,624 outstanding shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

eTelcharge.com
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

Page
PART I

Item 1 Description of Business	3
Item 2 Description of Property	8
Item 3 Legal Proceedings	8
Item 4 Submission of Matters to a Vote of Security Holders	8

PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer
Purchases of Equity Securities	9
Item 6 Management’s Discussion and Analysis or Plan of Operation	12
Item 7 Financial Statements	F1
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 8A(T) Controls and Procedures	15
Item 8B Other Information	16

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act	17
Item 10 Executive Compensation	20
Item 11 Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
Item 12 Certain Relationships and Related Transactions, and Director Independence	23
Item 13 Exhibits	25
Item 14 Principal Accountant Fees and Services	26

Signatures	27

PART I.

Item 1.  Description of Business.

HISTORY

eTELCHARGE.com (“eTelcharge”), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 1636 N. Hampton Road, Suite 270 DeSoto, Texas 75115. eTelcharge has an Internet web site, www.etelcharge.com and its stock symbol is: ETLC.

BUSINESS DEVELOPMENT

eTelcharge was organized in June 1999 to provide customers of online merchants the ability to charge their online purchases to their local telephone bill. In May of 2003, eTelcharge expanded its service by offering credit card processing for merchants and becoming a merchant service company.

eTelcharge currently has two core business units in its portfolio:

eTelcharge, the New Online Way to Pay™

•	Online-to-phone bill purchasing
•	Online digital stored value card

eTelcharge Traditional Merchant Services

•	Retail Transaction Services
•	Credit cards, Loyalty cards, EBT, Check authorization and guarantee
•	Government-to-People Transaction Processing Service
•	Government-grade merchant services

eTelcharge entered into an agreement with AT&T in February of 2006 for provision of billing and collection services which was amended in April 2006, and which allows it to process, subject to AT&T’s prior approval, non-credit card transactions for AT&T customers and have those transactions applied to their AT&T land-line telephone bills.  This agreement authorizes billing in the SW region of the United States and covers all other regions of the US in roll out phases from the SE region to the West Coast territory within AT&T markets.  Under the April 2006 amendment, eTelcharge and AT&T entered into a trial of billing information and  entertainment type charges on the AT&T Telco End User monthly bill.

eTelcharge concurrently developed a Traditional Merchant Services business unit, leveraging its expertise in transaction processing to provide persistently high value to its merchant services customers.  Within this business unit, Etelcharge has penetrated the growing market segment of Government-to-People payment services.

In June 2007, Rob Howe joined eTelcharge as its President and CEO, and in August 2007 Mr. Howe became Chairman of the Board.  Under Mr. Howe's guidance, eTelcharge evaluated its ongoing development efforts, and its old technology and current development efforts, and replaced them with an entirely new, internally-developed online payment technology based on Web 2.0 standards.  eTelcharge fully discontinued all old versions of its proprietary Online billing software solution, and in September, 2007, eTelcharge completed work on and launched its new technology platform.

We rely on a combination of patent, trademark, copyright and trade secret law, as well as confidentiality agreements and other contractual relationships with our employees, affiliates, distributors and others to protect our intellectual property rights.

STRATEGY

eTelcharge’s strategy is to provide billing through home phone bill to online merchants, build its membership base and provide its technology to other online billing users, such as cable companies, utilities and in other geographies.  By accomplishing the three prongs of the strategy, eTelcharge will monetize virtually every touch with its customers.

MARKETING

eTelcharge seeks to market its services to online merchants for its inclusion among their payment options.  Additionally eTelcharge will offer digital online stored value cards—specific-use stored value cards like gift cards, and general-use stored value cards such as VISA, MasterCard, American Express, which can be loaded through the eTelcharge membership.  By providing this flexibility in purchase options, eTelcharge expects to appeal to a variety of online purchasers.  Additionally, because of the very nature of the eTelcharge membership, eTelcharge expects to attract online purchasers who are concerned about identity theft, as the eTelcharge membership is inherently safer from the identity theft perspective.

COMPETITION

There are few competitors in the market today who provide online consumers with the options for payment provided by eTelcharge as its core business.  eTelcharge believes its “first mover advantage” is, however, subject to being eroded, and eTelcharge expects to need to continue to be aggressive in its marketing efforts.  The two main competitors to eTelcharge are BSG, Inc. of San Antonio, TX and PaymentOne, Inc. of San Jose, CA.  There can be no assurance that competitors will not develop software in the future that will allow them to include the same or similar products and services for online purchasing.

GOVERNMENT REGULATION

eTelcharge is not directly regulated by any governmental agencies nor is it subject to statutes, rules or regulations, which regulate the manner in which it does business. However, eTelcharge’s online merchants are subject to numerous governmental regulations required of merchants in general such as truth in advertising requirements, product safety and the like. eTelcharge does not believe that it would be held liable for violations by its merchants of any such government regulations or with respect to disputes between its merchants and online customers. Nevertheless, it may be named in such proceedings; in which case, it could be required to expend substantial fees in defending itself and could be liable for substantial money judgments.

EMPLOYEES

As of March 21, 2008 eTelcharge has 4 full-time employees and 2 part-time employees.

Risk Factors

An investment in shares of our common stock involves various risks.  Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-KSB, including the items included as exhibits.  Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely.  The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks related to our operations

Our auditors have expressed doubt about, and their opinion contains an explanatory paragraph regarding, our ability to continue as a going concern.  If we do not generate substantial revenue from our operations and are also unable to obtain capital from other sources, we will significantly curtail our operations or halt them entirely.

Historically, we have been dependent on financings to fund our development and working capital needs.  As of December 31, 2007, we had cash and cash equivalents equal to $230,227.  As described below under “Recent Sales of Unregistered Securities” in Item 5, Golden Gate Investors (“GGI”) has purchased a convertible debenture for $200,000 cash and a $1.3 million note, and, is committed, subject to certain contingencies, to purchase up to three additional identical debentures.  We believe that our existing capital resources will be sufficient to provide needed capital for approximately three months.  If GGI provides additional amounts under its investment, those cash reserves will allow us to provide for our capital needs for an additional period of time, depending upon how much capital is provided.  We do not expect to generate significant revenues from customers in the immediate future.  Accordingly, if we do not raise additional funds from other sources, we would have to continue to severely diminish our operations or halt them entirely.  Additional financing may not be available to us on acceptable terms, or at all.

We have experienced relatively large losses during our development and, without significant increases in the market penetration of our services and improvements to our operating margins, we will not achieve profitability.

Since inception, we have incurred significant net losses as set forth in the financial information included elsewhere in this report.  We anticipate that we will continue to incur significant losses for at least the short-term.  We will not achieve profitable operations until we successfully attract and retain a significant number of customers for our services and generate revenues from these sources that are sufficient to offset the substantial up-front expenditures and operating costs associated with developing and commercializing our services.  We may never be able to accomplish these objectives.

It will be difficult for you to evaluate us based on our past performance because we are a relatively new company with a limited operating history.

eTelcharge is currently a development stage company and, accordingly, has only limited financial results on which you can evaluate eTelcharge and operations.  We are subject to, and have not been successful in addressing, the risks typically encountered by new enterprises and companies operating in the merchant services industry, including those risks relating to:

•	the failure to develop brand name recognition and reputation;

•	the failure to achieve market acceptance of our services;

•	an inability to grow and adapt our business and technology to evolving consumer demand.

Because of our small size, our management may be unable to successfully manage our business.

In order to successfully execute our business plan, our management must succeed in all of the following critical areas:

•	Developing and maintaining our current products and services;

•	Marketing and selling our products and services;

•	Obtaining additional capital for development, maintenance, and marketing of our products and services; and

•	Managing our business as it grows.

We currently have only six employees, four of whom are full time and two are part time.  The greatest burden of succeeding in the above areas, therefore, falls on our three executive officers.  Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business.  We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result.  Our small size and limited operating history may make it difficult for us to attract and retain employees, which could further divert management’s attention from the operation of our business.

We Rely Upon Key Personnel.

Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers.  If we lose the services of our executive officers, our business could be harmed.  Our success also will depend upon our ability to attract and retain other highly qualified managerial, technology, and sales personnel and their ability to develop and maintain strategic relationships.  We may not be able to continue to attract and retain qualified personnel.

Our inability to maintain our current, and establish new, strategic relationships could impair our revenue growth.

In accordance with our business model, we plan and have entered into strategic relationships in order to facilitate or accelerate our penetration into the merchant service market.  The termination of our relationship with AT&T or our failure to develop additional strategic relationships in the future may limit our ability to develop markets or to sell our services, and thereby impair our revenue growth.

Our ability to compete depends on our continuing right to use, and our ability to protect, our intellectual property rights.

Our success and ability to compete depend in large part on using our intellectual property and proprietary rights to protect the technology we use and the products we make.  We rely on a combination of patent, trademark, copyright and trade secret law, as well as confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors and others to protect our intellectual property rights.

The measures we have taken to protect our technology and products may not be sufficient to prevent their misappropriation by third parties or independent development by others of similar technologies or products.  In order to protect our technology and products and enforce our proprietary rights, we may need to initiate litigation against third parties.  These legal and administrative proceedings could be expensive and occupy significant management time and resources.

Our products may infringe the intellectual property rights of others.

It is not possible to know with certainty whether the development or sale of our products and services or other intellectual property includes rights owned by third parties.  There may, for example, be patent applications pending at the moment, which if granted, may cover products that we have just developed or are developing.  In certain other jurisdictions there is no publication of the subject matter of patents until the patents are issued.  Third parties may from time to time claim that our current or future products infringe their patent or other intellectual property rights.  Any intellectual property claim could involve time-consuming and disruptive litigation and, if determined adversely to us, could prevent us from selling our products and services, and subject us to substantial monetary damages or require us to seek licenses.

Our shares of common stock are considered a “penny stock”, and any investment in our shares will be considered a high-risk investment and be subject to restrictions on marketability.

Since the price of our shares is below $5.00, our common shares are deemed to be “penny stock” for the purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Brokers effecting transactions in a penny stock are subject to additional customer disclosure and record keeping obligations.  The additional obligations include disclosure of the risks associated with low price stocks, stock quote information and broker compensation.  In addition, brokers making transactions in penny stocks are subject to additional sales practice requirements under the Exchange Act.  These additional requirements include making inquiries into the suitability of penny stock investments for each customer or obtaining the prior written agreement of the customer for the penny stock purchase.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our investors to sell their shares.  Some brokers will not effect transactions in our securities.  In addition, because our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies.  Contributing to this volatility are various events that can affect our stock price in a positive or negative manner.  These events include, but are not limited to: market acceptance and sales growth of our products; litigation involving eTelcharge or our industry; developments or disputes concerning our proprietary rights; departure of key personnel; future sales of our securities; fluctuations in our financial results or those of companies that are perceived to be similar to us; investors’ general perception of us; and general economic, industry and market conditions. If any of these events occur, it could cause our stock price to fall.

Our stockholders could experience dilution of their ownership interest if we issue more shares that are purchased by third parties.

Under Nevada law, stockholders in public companies such as the registrant do not have preemptive rights.  This means that our stockholders do not have the legal right to purchase shares in a new issue before they are offered to third parties.  In addition, our board of directors may approve the issuance of shares in many instances without stockholder approval.  As a result, our stockholders could experience dilution of their ownership interest if we decide to raise additional funds by issuing more shares and these shares are purchased by third parties.

We may be unable to maintain an effective system of internal controls and accurately report our financial results or prevent fraud, which may cause our current and potential stockholders to lose confidence in our financial reporting and adversely impact our business and our ability to raise additional funds in the future.

Effective internal controls are necessary for us to provide reliable financial statements and effectively prevent fraud.   As disclosed elsewhere in the annual report, management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, and has determined that it is not effective as the result of a lack of segregation of duties and lack of formal financial reporting procedures.  If we cannot provide reliable financial statements or prevent fraud, our operating results and our reputation could be harmed as a result, causing stockholders and/or prospective investors to lose confidence in management and making it more difficult for us to raise additional capital in the future.

We failed to make certain Exchange Act filings.

We previously determined and announced that certain “Information Statements” required to be filed with the Securities and Exchange Commission (“SEC”) under Regulation 14C of the Exchange Act, in connection with certain actions taken by written consent of our stockholders in 2000, 2005 and 2007, were not so filed.  As a result of this non-compliance, we may be subject to civil and administrative proceedings brought by the SEC, which may include the possible imposition of monetary penalties.

Item 2. Description of Property.

eTelcharge currently leases 3,000 square feet of office space on a three-year lease expiring January 31, 2010 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.  The base rent is $4,098 per month.  We believe our facilities are adequate and suitable for our current level of operations. Our management believes that the leased property is adequately covered by insurance.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-KSB to a vote of eTelcharge’s security holders.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “ETLC”.  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  OTCBB securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year ended December 31, 2007
QUARTER ENDED	LOW	HIGH
October 1, 2007 – December 31, 2007	.05	.11
July 1, 2007 – September 30, 2007	.03	.12
April 1, 2007 – June 30, 2007	.01	.04
January 1, 2007 – March 31, 2007	.02	.03
Fiscal Year ended December 31, 2006
QUARTER ENDED	LOW	HIGH
October 1, 2006- December 31, 2006	.02	.07
July 1, 2006 - September 30, 2006	.05	.17
April 1, 2006- June 30, 2006	.04	.11
January 1, 2006 - March 31, 2006	.05	.18

As of March 21, 2008, we had approximately 628 holders of record of voting common stock.

We have not paid dividends on our common stock and do not anticipate the payment of cash dividends in the foreseeable future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no collateral restrictions in declaring or paying dividends to our common stockholders. There are no material restrictions limiting, or that are likely to limit, eTelcharge’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

Recent Sales of Unregistered Securities

As described in the chart below, the Company issued to six “accredited investors” shares of its common stock (“Common Stock”), par value $.003 per share, for cash.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and in reliance upon the representations of such investors as to such investor’s status as an accredited investor and investment experience, that such investor had access to information about the Company, that such investor was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the Securities Act and an acknowledgement by such investor that resale of such securities may not be made unless registered under the Securities Act or another exemption from registration is available.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Consideration ($)
February 13, 2007	1,366,400	6,782
February 21, 2007	4,000,000	20,000
April 24, 2007	8,000,000	40,000
May 15, 2007	8,000,000	40,000
August 17, 2007	1,500,000	30,000
August 23, 2007	2,000,000	40,000
August 27, 2007	688,572	13,763
August 28, 2007	1,500,000	20,000
August 31, 2007	4,000,000	20,000
September 5, 2007	4,070,338	81,406.75
September 17, 2007	5,880,532	117,611
October 2, 2007	3,721,011	74,404
October 15, 2007	3,750,000	75,000
October 31, 2007	2,500,000	100,000
November 1, 2007	151,531	3,031
November 13, 2007	2,000,000	10,000
November 27, 2007	4,285,482	141,733

As described in the chart below, eTelcharge issued to eleven consultants shares of Common Stock in consideration of a combination of services provided and, with respect to one consultant, cash and services.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and that the consultants had sufficient sophistication and access to information about eTelcharge.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Value of Consideration ($)
March 20, 2007	12,110,000	193,760
August 9, 2007	12,000,000	240,000
August 31, 2007	2,000,000	10,000
September 12, 2007	985,555	19,711
October 22, 2007	2,448,122	144,209
November 1, 2007	6,700,000	556,100
January 8, 2008	3,315,468	200,000
March 11, 2008	1,323,554	77,990

On March 20, 2007, eTelcharge issued 50,000,000 shares of Common Stock to American Home Market (“AHM”), in a negotiated retirement of principal and accrued interest on an unsecured promissory note (the “AHM Note”) issued to AHM on March 31, 2006 in the amount of $250,000.  During the year ended December 31, 2006, AHM had advanced $150,313 under the AHM Note.  The AHM Note provided for an interest rate of 8% per annum, with interest-only payments commencing on February 1, 2007.  The outstanding balance payable at the time of settlement of the AHM Note was $157,246, which included $6,933 of accrued interest.  The principal balance was due on December 1, 2007, but AHM demanded earlier payment.

These shares were issued to AHM without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and in reliance upon the representation of AHM as to AHM’s status as an accredited investor.  In addition, the Company advised AHM that resale of such stock would be restricted, and such shares bear a legend indicating such restrictions on transferability.

On December 28, 2007, eTelcharge entered into a securities purchase agreement (the “Purchase Agreement”), with Golden Gate Investors, Inc.  Under the purchase agreement, eTelcharge issued to GGI a debenture, convertible into eTelcharge’s common stock, in the amount of $1.5 million (the “Debenture”).  GGI paid for the debenture by delivering a cash payment of $200,000 and a note for $1.3 million from GGI to eTelcharge.  At any time, GGI may convert a portion of the Debenture equal to the amount of cash paid to eTelcharge on the initial issuance of the Debenture and pursuant to payments made under the note from GGI, into common stock at a conversion price equal the lesser of $0.50 per share or the three lowest Volume Weighted Average Prices (“VWAP”) of eTelcharge’s common stock during the 20 trading days preceding the election to convert.  The Debenture further provides for eTelcharge to have the right, but not the obligation, to choose to prepay any portion of the Debenture that the holder has elected to convert, for an amount equal to 120% of such amount, when the VWAP is below $0.05 per share.  The Debenture also provides that the holder may not exercise the conversion privilege to the extent that it would acquire “beneficial ownership” of eTelcharge’s common stock of more than 4.99%, which may be increased to 9.99% on not less than 61 days prior notice, or such limitation may be removed entirely on 61 days prior notice by the holder.

Under the Purchase Agreement, GGI is required to purchase up to three additional debentures, each in the amount of $1.5 million, on terms analogous to the Debenture, upon satisfaction of the requirement that the Debenture, and each succeeding debenture which has been issued subsequent to the Debenture, has no more than $250,000 outstanding, i.e., the requirement arises when the prior debenture has been converted or otherwise redeemed so that no more than $250,000 is outstanding.  GGI has the right to eliminate its obligations to purchase each of the three additional debentures by a payment of $100,000.

The promissory note delivered by GGI to pay for the Debenture bears interest at the rate of 8% per annum and is payable at maturity, January 31, 2012, with interest payable monthly.  Interest on the Principal Amount of the Debenture is also payable monthly, at the rate of 7 ¾% per annum in cash, or at the option of the holder, in shares of eTelcharge’s common stock valued at the then applicable conversion price.  The maturity date of the Debenture is December 26, 2011.

The Debenture provides for various events of default, such as failure to pay principal or interest when due, if it is determined that any representations warranties or covenants made in the Purchase Agreement or other related documents were false or misleading, certain insolvency conditions, if eTelcharge’s common stock is no longer traded, if eTelcharge fails to file required reports under the securities laws, if eTelcharge defaults on any indebtedness exceeding $100,000, or if the VWAP of the common shares is $0.01 per share or less during the term of the Debenture.  In such event, the Debenture holder would have the right to accelerate amounts due under the Debenture and require immediate redemption of the Principal Amount of the Debenture, at 120% of such amount, or 110% in the case of the default relating solely to the VWAP of the common shares being $0.01 or less.

The Debenture is secured by a pledge of 3,000,000 shares of common stock provided by Rodney Wagner, a stockholder of eTelcharge.  The promissory note issued by GGI is secured by all of the assets of GGI.

The Debenture (including the right to convert into common shares), were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 promulgated thereunder, based on the fact that the Debenture and the shares issuable upon conversion thereof were not sold or offered pursuant to general solicitation, and in reliance upon the representation of GGI as to its status as an accredited investor, that it was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the 1933 Act and an acknowledgement by GGI that resale of such securities may not be made unless registered under the 1933 Act or another exemption is available.  In addition, such securities bear a legend indicating such restrictions on transferability.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Our financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of our financial condition, changes in financial condition and results of operations over the last two fiscal years.  See Item 7 of this Form 10-KSB.

Management’s discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Exchange Act, regarding future events or the future financial performance of eTelcharge that involve risk and uncertainties. Certain statements included in this Form 10-KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words such as “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operation results and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Overview

eTelcharge was incorporated in Nevada in June 1999 to provide customers of online merchants the ability to charge their online purchases to their local telephone bill. In May of 2003, eTelcharge expanded its service by offering credit card processing for merchants and becoming a merchant service company.  eTelcharge has worked closely with the changes in service offerings of the telco operators in the US throughout its history.  As those offerings have changed, eTelcharge has sought to adapt its offerings to match the requirements of the telcos.  eTelcharge has endeavored to operate by selling its services to consumers and merchants making a profit on the transaction processing fees generated at the point of sale.  eTelcharge entered into an agreement with AT&T in February of 2006 for provision of billing and collection services which was amended in April 2006, and which allows it to process, subject to AT&T’s prior approval, non-credit card transactions for AT&T customers and have those transactions applied to their AT&T land-line telephone bills.  Under the April 2006 amendment, eTelcharge and AT&T entered into a trial of billing information and  entertainment type charges on the AT&T Telco End User monthly bill.  eTelcharge launched its new Version 2.0 software and procedures to the public in September 2007, and it continues to refine and extend its services under that Version.  eTelcharge will continue to promote consumer awareness of its brand and offers through the issuance of press releases to related trade publications, general interest media publications, print media and Internet media.  Through the social networking functionality of its memberships, eTelcharge has entered the Internet advertising space and expects to begin receiving revenues through its entry into this sector in 2008.  eTelcharge enters 2008 with stable technology and a focused approach to its markets.

Results of Operations

Revenues

We are a development stage company and, as such, have generated nominal revenues.  Revenues were $44,170 for the year ended December 31, 2007, as compared to $34,633 for the year ended December 31, 2006, a 27% increase.  This increase is due to more residual income caused by an increase in the transactions processed by our credit card merchants.   We have generated $98,112 in revenue since our inception.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were $2,634,343, an increase of $2,194,252, or 499%, as compared to $440,091 for fiscal 2006.  The increase primarily relates to the non-cash charges associated with the issuance of common stock and stock options for services.

Net Loss

eTelcharge had a net loss of $2,924,604 for the year ended December 31, 2007, an increase of $2,484,434, or 564%, as compared to a net loss of $440,170 for 2006.  The increased loss primarily resulted from an increase in the operating expenses as discussed above.  Since inception, we have incurred a cumulative net loss of $15,670,364.  Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure you that we will achieve or maintain profitable operations in the future.

Financial Condition

The following table sets forth certain relevant measures of our liquidity and capital resources:

Year ended December 31, 2007 (in $000, except ratios)
Cash and cash equivalents	230
Current Assets	256
Current liabilities	455
Ratio of current assets to current liabilities	.56
Stockholders’ deficit per common share	.00

At December 31, 2007, our cash and cash equivalents totaled $230,227, an increase of $228,555, or 1,410%, as compared to $1,672 at December 31, 2006.  This increase resulted from increased financing activity during fiscal 2007, including the issuance of the Debenture to GGI on December 28, 2007, as described above in Item 5, and sales of eTelcharge’s common stock.  Total cash proceeds, net of offering costs, for financing activities was $714,380 for the year ended December 31, 2007, an increase of $478,921, or 203%, as compared to $235,459 for 2006.  The funds generated from financing activities during fiscal 2007 were used mainly to fund operating expenses. Total cash proceeds, net of offering costs, for financing activities is $2,399,537 for the period from inception through December 31, 2007.

Our current liabilities decreased from $866,501 to $454,800 from December 31, 2006 to December 31, 2007, a decrease of 48%, primarily due to the settlement of the note payable to stockholders, settlement of short term debt ($152,763 at 12/31/06) and payment of eTelcharge’s payroll tax obligations (without interest and penalties).

Historically, we have been dependent on financings to fund our development and working capital needs.  We do not expect to generate significant revenues from customers in the immediate future.  We believe that our existing capital resources will be sufficient to provide needed capital for approximately three months.  Accordingly, if we do not raise additional funds from other sources, we would have to continue to severely diminish our operations or halt them entirely.  Additional financing may not be available to us on acceptable terms, or at all.

Due to our lack of capital and our need for working capital to continue our business plan, our independent registered public accountants issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
eTelcharge.com, Inc.
(A Development Stage Company)
Desoto, Texas

We have audited the accompanying balance sheet of eTelcharge.com, Inc. (A Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the two years then ended and for the period from June 7, 1999 (Inception) through December 31, 2007. The financial statements for the period June 7, 1999 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period June 7, 1999 (inception) through December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the reports of other auditors. These financial statements are the responsibility of eTelcharge.com, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. eTelcharge is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of eTelcharge’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eTelcharge.com, Inc., as of December 31, 2007 and the results of its operations and its cash flows for the periods described, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 28, 2008

eTELCHARGE.COM, INC.
(A Development Stage Company)
BALANCE SHEET
For the year ended December 31, 2007

December 31,
2007

ASSETS
Current assets:
Cash	$230,227
Interest receivable	1,425
Prepaid expenses and other current assets	24,444
Total current assets	$256,096
Fixed assets, net of accumulated depreciation of $4,551	25,970
Deferred financing costs	28,469

Deposits	1,980

Total assets	$312,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$139,732
Payroll tax obligation	112,610
Accounts payable	53,598
Derivative liability	144,643
Current portion of notes payable	4,217
Total current liabilities	$454,800

Long-term liabilities:
7.75% Convertible debenture, net of discount of $144,642	55,358
Notes payable	6,042
Total liabilities	$516,200

Commitments and contingencies	-

Stockholders' deficit:
Common stock, $.003 par value, 400,000,000 shares authorized,
282,087,602 issued and outstanding	$846,262
Additional paid in capital	14,620,417
Deficit accumulated during the development stage	(15,670,364)
Total stockholders' deficit	(203,685)

Total liabilities and stockholders' deficit	$312,515

See accompanying summary of accounting policies
and notes to financial statements

eTELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			June 7, 1999
	Years ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007

Revenues	$44,170	$34,633	$98,112

Operating expenses	2,634,343	440,091	15,405,455

Net loss from operations	(2,590,173)	(405,458)	(15,307,343)

Other income	1,627	2,762	61,827

Loss on extinguishment of debt	(293,620)		(293,620)

Interest and penalty expense	(42,438)	(37,474)	(131,228)

Net loss	$(2,924,604)	$(440,170)	$(15,670,364)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	218,487,368	130,409,037

eTELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from June 7, 1999 (Inception) through December 31, 2007

	Price per share	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Issuance of founder shares	$0.00	30,851,880	$92,556	$(69,417)	$-	$23,139
Deemed distribution related to purchase
of asset from affiliate in 1999	-	-	-	(53,500)	-	(53,500)
Issuance of common stock for property
and equipment in 2001	0.38	12,800	38	4,762	-	4,800
Issuance of common stock for cash:
1999	.01-.06	4,160,000	12,480	37,520	-	50,000
2000	.01-.38	3,798,668	11,396	495,074	-	506,470
2001	.13-.5	826,476	2,479	259,798	-	262,277
2002	.13-.88	630,420	1,890	189,835	-	191,725
Issuance of common stock for services:
2000	0.38	1,484,200	4,453	552,122	-	556,575
2001	.13-.38	13,001,520	39,005	4,343,021	-	4,382,026
2002	.38	2,124,800	6,374	797,926	-	804,300
Share adjustment in 2002	-	275,060	825	(634)	-	191
Cancellation of common stock in 2002	-	(120,000)	(360)	360	-	-
Net loss	-	-	-	-	(7,153,550)	(7,153,550)
Balances, December 31, 2002		57,045,824	171,136	6,556,867	(7,153,550)	(425,547)

Issuance of common stock for services	0.03	9,200,800	27,602	202,498	-	230,100
Issuance of common stock for cash	0.38	273,064	819	101,956		102,775
Net loss	-	-	-	-	(2,271,341)	(2,271,341)
Balances, December 31, 2003		66,519,688	199,557	6,861,321	(9,424,891)	(2,364,013)

Net loss		-	-	-	(772,712)	(772,712)
Balances, December 31, 2004		66,519,688	$199,557	$6,861,321	$(10,197,603)	$(3,136,725)

Issuances of common stock for cash:	.08-.013	532,000	1,596	4,554	-	6,150

Issuance of common stock for stock payable from prior year	.0083-.38	3,718,424	11,158	136,849	-	148,007
Issuance of common stock for services	.0125-.3325	58,151,594	174,454	4,325,887		4,500,341
Imputed interest on stockholder loan			-	12,014	-	12,014
Net loss			-	-	(2,107,987)	(2,107,987)
Balances, December 31, 2005		128,921,706	386,765	11,340,625	(12,305,590)	(578,200)

	Price per share	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Issuance of common stock
for stock payable from prior year	.065	417,040	1,251	3,962		$5,213
Issuances of common stock for cash	0.005	8,000,000	24,000	16,000		40,000
Issuances of common stock services	0.085	1,091,313	3,274	84,325		87,599
Imputed interest on stockholder loan				26,327		26,327
Net loss					(440,170)	(440,170)
Balances, December 31, 2006		138,430,059	415,290	11,471,239	(12,745,760)	(859,231)

Issuance of common stock for cash	.005-.04	48,553,732		134,706	448,860			583,566
Issuance of common stock for services	.016-.083	34,243,677		102,731	1,052,684			1,155,415
Issuance of common stock for items paid on eTelcharge’s behalf	.005-.02	10,860,134		43,535	246,689			290,224
Issuance of common stock for settlement of debt	.016	50,000,000		150,000	650,000			800,000
Imputed interest on stockholder loan					24,695			24,695
Amortization of Stock Options issued to officers for services					726,250			726,250

Net loss							(2,924,604)	(2,924,604)

Balances, December 31, 2007		282,087,602	$	$$846,262	$14,620,417	$	$(15,670,364)	$(203,685)

eTELCHARGE.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			June 7, 1999
	Year ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,924,606)	$(440,170)	$(15,670,364)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	4,024	2,573	117,845
Issuance of common stock for services	1,445,639	69,786	9,370,769
Issuance of stock options for services	726,250		726,250
Imputed interest	24,695	26,327	63,036
Loss on extinguishment of debt	293,620		293,620
Changes in:
Other assets	(24,444)	-	(26,424)
Interest receivable	(1,425)	-	(1,425)
Accounts payable	(16,864)	(22,991)	106,069
Accrued expenses	64,656	43,538	2,805,806
Payroll tax obligation	(59,907)	28,547	112,611
Net cash used in operating activities	(468,360)	(246,408)	(2,102,207)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Lease Obligation	8,911		8,911
Disposal of property and equipment (net of depreciation)	867		867
Purchase of property and equipment	(27,243)	(1,050)	(76,882)
Net cash used in investing activities	(17,465)	(1,050)	(67,104)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common stock	583,566	40,000	1,896,183
Proceeds from convertible note payable, (net of offering costs)	171,531		171,531
Net loan proceeds from stockholder	1,473	45,616	337,752
Proceeds from notes payable-other	-	150,313	153,233
Payments on notes payable-other	(42,190)	(470)	(42,661)
Payment on payable to related party for asset purchase		-	(116,500)
Net cash provided by financing activities	714,380	235,459	2,399,538
NET CHANGE IN CASH AND CASH EQUIVALENTS	228,555	(11,999)	230,227
CASH AND CASH EQUIVALENTS, beginning of period	1,672	13,672	-
CASH AND CASH EQUIVALENTS, end of period	$230,227	$1,673	$230,227

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for
receivable from stockholder	$-	$-	$1,000
Derivative Liability	144,643		144,643
Issuance of payable to related party in exchange
for proprietary rights	-	-	116,500
Property and equipment acquired through
issuance of common stock	16,795	-	21,595
Issuance of common stock for stock payable
from prior year		5,213	153,220
Issuance of common stock for compensation	1,155,427	52,533	3,867,101
Supplemental cash flow disclosures:
Cash paid for income taxes		-	-
Cash paid for interest	43,805	4,947	54,477
See accompanying summary of accounting policies and notes to financial statements.

eTELCHARGE.COM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com, Inc. (“eTelcharge”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of December 31, 2007, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising equity financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

Impairment of Long-Lived Assets

eTelcharge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  eTelcharge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets for the year ending December 31, 2007.

Derivative Instruments

Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) established financial accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  The pricing model we use for determining fair values of our derivatives is the Lattice Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in eTelcharge’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Convertible Notes - Derivative Financial Instruments

eTelcharge’s 7.75% convertible debenture (the “Debenture”) issued to Golden Gate Investors (“GGI”) on December 28, 2007 is subject to derivative accounting under SFAS 133 and EITF No. 00-19.  eTelcharge has identified that the Golden Gate debenture contains more than one embedded derivative feature which SFAS 133 requires be accounted for as derivatives.  The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debenture; (2) the put options to redeem the debenture after an event of default or failure to deliver stock; and (3) the call option to prepay the debenture subsequent to a conversion request and the VWAP is below $0.05. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19.  When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

A model was developed that values the compound embedded derivatives within the Debenture.  The embedded derivatives are valued using a lattice model which incorporates a probability weighted discounted cash flow methodology.  This model is based on future projections of the various potential outcomes.  The model analyzed the underlying economic factors that influenced which likely events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.).  The primary factors driving the economic value of the embedded derivatives are stock price, stock volatility, whether eTelcharge has obtained a timely registration, an event of default, and the likelihood of obtaining alternative financing.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Debenture.  The embedded derivatives within the Debenture have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to eTelcharge's income statement as "Net change in fair value of derivative liabilities."  Unamortized discount is amortized to interest expense using the effective interest method over the life of the Debenture.  If the Debenture is converted, the derivative liability is released and recorded as additional paid in capital. eTelcharge has utilized a third party valuation firm to fair value the embedded derivatives using a lattice model with layered discounted probability-weighted cash flow methods.  The fair value of the derivative liabilities are subject to the changes in the trading value of eTelcharge's common stock, as well as other factors.  As a result, eTelcharge's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of eTelcharge's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

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

 Revenue Recognition

eTelcharge recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants is recognized as online purchases from customers are processed and typically ranges from 3% to 4% of the purchase price, plus $0.15 to $0.25 per transaction and will be non-refundable. Customer fee revenue is recognized upon shipment by the online merchant to the customer, typically between 5% to 10% of the purchase price, and is refundable should the merchant approve a customer dispute. All funds will be remitted directly to eTelcharge. eTelcharge expects to enter into 2 to 3 year agreements with merchants. The direct costs of providing these services includes a transaction charge by the carrier.

Stock-Based Compensation

eTelcharge issues restricted common stock as compensation to employees and outside consultants for services rendered. These shares are recorded at the fair value of the freely trading unrestricted common stock as measured on the date or dates the services were rendered.

eTelcharge adopted the disclosure requirements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Effective January 1, 2006, eTelcharge adopted SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period. Prior to January 2006, eTelcharge accounted for employee stock option grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” eTelcharge issued options to purchase 25,800,000 shares during the year ended December 31, 2007, of which options to purchase 20,500,000 shares are vested.  There were no options or warrants granted or outstanding during the year ended December 31, 2006.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis.  For the year ended December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.  There were no dilutive securities for the year ended December 31, 2006.

 Recent Accounting Pronouncements

eTelcharge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on eTelcharge’s results of operations, financial position or cash flow.

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred net losses of $2,924,604 and $440,170 in fiscal 2007 and 2006, respectively, has an accumulated deficit of $15,670,364 and a working capital deficit of $198,704.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through sales of common stock.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Description	Life	2007
Computer equipment	3 years	$28,293
Office furniture and equipment	5 years	2,228
		30,521
Less: accumulated depreciation		(4,551)
		$25,970

Depreciation expense is recorded using the straight line method and totaled $4,024 and $2,573 in fiscal 2007 and 2006, respectively.

NOTE 4 - ACCRUED COMPENSATION

During the year ended December 31, 2007, eTelcharge issued 34,243,677 shares of common stock valued at $1,155,415 to employees and consultants for services rendered.  For the year ended December 31, 2006, eTelcharge issued 1,091,313 shares valued at $87,599 to employees for services rendered.

As of December 31, 2007, eTelcharge accrued $36,606 payable in cash and $94,583 payable in 1,372,257 shares of common stock for compensation for services rendered to eTelcharge.  As of December 31, 2006, eTelcharge accrued $36,606 payable in cash and $34,720 payable in 501,869 shares of common stock for compensation for services rendered to eTelcharge.

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, eTelcharge remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. eTelcharge has requested an abatement of penalties on this obligation and is awaiting a determination of this request from the IRS.  Until such time as a final determination of interest and penalties has be received, eTelcharge has recorded estimated penalties at 25% of the tax paid, and accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at December 31, 2007 and 2006 was $108,026 and $172,517 respectively.

NOTE 6 - NOTE PAYABLE

In March 2007, after receiving a demand notice for the payment of its promissory note payable to American Home Market, eTelcharge negotiated the retirement of the note payable, including accrued interest, in exchange for 50,000,000 shares of eTelcharge common stock, which was issued on March 20, 2007. The outstanding balance of the note payable at the time of settlement was $157,246, which included $6,933 of accrued interest. The agreement, entered into on March 14, 2007, represents a final settlement of the note payable. In the first quarter of 2007, eTelcharge recognized a loss on extinguishment of debt in the amount of $642,754.

NOTE 7 – LOSS/GAIN ON EXTINGUISHMENT OF DEBT

At December 31, 2006, eTelcharge had an unsecured demand note payable to a stockholder in the amount of $336,279, with interest imputed at 8.00% with no specified maturity date.  The stockholder made advances to eTelcharge on an as needed basis and was periodically repaid portions of the outstanding balance. In December 2007, this note was retired in full in exchange for $25,000. eTelcharge recorded a gain of $296,663as a result of the settlement.  During the year 2007, eTelcharge also settled a liability with one of its creditors resulting in a gain of $52,471.  These resulting gains were presented net of the loss in relation to the settlement of eTelcharge’s note payable (Note 6) and presented as a net “Loss on extinguishment of debt” in the statement of operations during the year ended December 31, 2007.

NOTE 8 - DERIVATIVES

On December 28, 2007, eTelcharge entered into a securities purchase agreement with Golden Gate Investors.  Under the purchase agreement, eTelcharge issued to GGI a debenture, convertible into eTelcharge’s common stock, in the amount of $1.5 million.  GGI paid for the debenture by delivering a cash payment of $200,000 and a note for $1.3 million from GGI to eTelcharge.  At any time, GGI may convert a portion of the Debenture equal to the amount of cash paid to eTelcharge on the initial issuance of the Debenture and pursuant to payments made under the note from GGI, into common stock at a conversion price equal the lesser of $0.50 per share or the three lowest Volume Weighted Average Prices (“VWAP”) of eTelcharge’s common stock during the 20 trading days preceding the election to convert.  As of December 31, 2007, $200,000 of the Debenture was convertible.

The Debenture further provides for eTelcharge to have the right, but not the obligation, to choose to prepay any portion of the Debenture that the holder has elected to convert, for an amount equal to 120% of such amount, when the VWAP is below $0.05 per share.  The Debenture also provides that the holder may not exercise the conversion privilege to the extent that it would acquire “beneficial ownership” of eTelcharge’s common stock of more than 4.99%, which may be increased to 9.99% on not less than 61 days prior notice, or such limitation may be removed entirely on 61 days prior notice by the holder.

Under the Purchase Agreement, GGI is required to purchase up to three additional debentures, each in the amount of $1.5 million, on terms analogous to the Debenture, upon satisfaction of the requirement that the Debenture, and each succeeding debenture which has been issued subsequent to the Debenture, has no more than $250,000 outstanding, i.e., the requirement arises when the prior debenture has been converted or otherwise redeemed so that no more than $250,000 is outstanding.  GGI has the right to eliminate its obligations to purchase each of the three additional debentures by a payment of $100,000.

The promissory note delivered by GGI to pay for the Debenture bears interest at the rate of 8% per annum and is payable at maturity, January 31, 2012, with interest payable to eTelcharge monthly.  Interest on the Principal Amount of the Debenture is also payable monthly to GGI, at the rate of 7.75% per annum in cash, or at the option of the holder, in shares of eTelcharge’s common stock valued at the then applicable conversion price.  The maturity date of the Debenture is December 26, 2011.

The Debenture provides for various events of default, such as failure to pay principal or interest when due, if it is determined that any representations warranties or covenants made in the Purchase Agreement or other related documents were false or misleading, certain insolvency conditions, if eTelcharge’s common stock is no longer traded, if eTelcharge fails to file required reports under the securities laws, if eTelcharge defaults on any indebtedness exceeding $100,000, or if the VWAP of the common shares is $0.01 per share or less during the term of the Debenture.  In such event, the Debenture holder would have the right to accelerate amounts due under the Debenture and require immediate redemption of the Principal Amount of the Debenture, at 120% of such amount, or 110% in the case of the default relating solely to the VWAP of the common shares being $0.01 or less.

The Debenture is secured by a pledge of 3,000,000 shares of common stock provided by a stockholder of eTelcharge.  The promissory note issued by GGI is secured by all of the assets of GGI.

eTelcharge has identified that the Golden Gate debenture contains more than one embedded derivative feature which SFAS 133 requires be accounted for as derivatives.  The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debenture; (2) the put options to redeem the debenture after an event of default or failure to deliver stock; and (3) the call option to prepay the debenture subsequent to a conversion request and the VWAP is below $0.05. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19.  When multiple derivatives exist within the Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15.  The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 28, 2007, the date of the agreement, was as follows (in thousands):

Net balance	$200,000
Less unamortized discount	$(144,845)

Convertible debt	$55,155

The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

Lattice Valuation Model

eTelcharge valued the compound embedded derivative features in the 2007 Debenture using a Lattice Model with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debenture, (4) eTelcharge exercises its right to convert the debenture and (5) eTelcharge defaults on the debenture. eTelcharge uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debenture such as interest rate and conversion price that will be in effect when they occur.

Based on the analysis of these factors, eTelcharge uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debenture are determined based on management’s projections. These probabilities are used to create a cash flow projection over the term of the debenture and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debenture without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of eTelcharge's common stock, (2) the volatility of eTelcharge's common stock price, (3) the likelihood that eTelcharge will be required to pay registration delay expenses, (4) the likelihood that an event of default or a change in control will occur, (5) the likelihood that the conversion price will be adjusted, (6) the likelihood that eTelcharge's common stock will be listed on an exchange, (7) the likelihood that eTelcharge will be able to obtain alternative financing and (8) the likelihood that eTelcharge would be able to force conversion of the debenture.

The fair value of the compound derivative embedded in the 2007 Debenture as of December 31, 2007 determined using the lattice valuation model was based on the following management assumptions:
	2007 Debenture
	December 28, 2007	December 31, 2007
Assumptions:
The price of eTelcharge's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	142%	142%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%

eTelcharge would redeem the 2007 Debenture if eTelcharge's common stock price is below:	$0.05	$0.05

Based on these management assumptions, the fair value of these embedded derivatives as of December 28, 2007 and December 31, 2007 were calculated by management to be $144,845 and $144,643, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

NOTE 9 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward is approximately $10,233,034 at December 31, 2007, and will expire in the years 2020 through 2027.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$1,499,274
Less: valuation allowance	(1,499,274)

Net deferred tax asset	$-

NOTE 10 - COMMITMENTS AND CONTINGENCIES

eTelcharge has a business relationship (affinity program) with a charitable organization that requires eTelcharge to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At December 31, 2007, eTelcharge will be required to issue up to 2,090,926 shares of common stock in 2008 under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In February 2007, eTelcharge entered into a modified lease agreement extending the lease scheduled to expire in January 2010. The new base rent is $4,098 per month.

Under the new lease, future minimum lease commitments are as follows:

2008	$49,176
2009	$49,176
2010	$4,098

Rent expense totaled approximately $50,416 and $47,775 each for the years ended December 31, 2007 and 2006.

NOTE 11- COMMON STOCK

Since inception and through December 31, 2007, the following share activity occurred:

	Shares	Amount
Shares for cash	70,909,824	$1,940,506
Shares for services	150,424,844	11,716,559
Shares for items paid on eTelcharge’s behalf	10,860,134	215,528
Settlement of debt	500,000	800,000
Shares for assets	12,800	4,800
Amortization of stock options		726,250
Share cancellation	(120,000)	-
Imputed Interest	-	63,036
Totals	232,087,602	15,466,679

During 2007, eTelcharge issued 34,243,677 shares valued at $1,155,415 for services, 48,553,732 shares for $583,566 cash, 50,000,000 shares valued at $800,000 to settle a debt and 10,860,134 shares valued at $290,224 by reimbursement for items purchased for eTelcharge.

NOTE 12 - PAYABLE TO RELATED PARTY AND PROPRIETARY RIGHTS

During 1999, eTelcharge purchased proprietary rights from a related company, Consumer Data Solutions Corp. ("CDS"), which, at the time, had the same majority stockholder as eTelcharge. This agreement requires eTelcharge to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of proprietary rights (which equates to 3% of net income of eTelcharge) beginning January 1, 2001.  The proprietary rights purchased are not in use in any of the technology of eTelcharge.

As these rights were purchased from a related entity, the asset was recorded by eTelcharge at the book value of CDS. Accordingly, the asset was recorded at $63,000 with the difference between the recorded cost and the payable to related party being reflected as a debit to additional paid-in capital. Amounts payable to CDS totaled $0 at December 31, 2007.

 NOTE 13 - SUBSEQUENT EVENTS

Common Stock and Pending Stock Subscriptions

Subsequent to December 31, 2007, eTelcharge issued 4,639,022 shares of common stock in connection with various consulting agreements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2007, we concluded that such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of eTelcharge is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of eTelcharge’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of eTelcharge’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that eTelcharge’s internal control over financial reporting as of December 31, 2007 was not effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of eTelcharge; and (3) unauthorized acquisitions, use, or disposition of eTelcharge’s assets that could have a material affect on eTelcharge’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Identified Material Weaknesses and Management’s Remediation Initiatives

A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level of risk the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis.

Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2007, that they considered to be, in the aggregate, a material weakness:

Lack of segregation of duties.  Due to our small employee base, it is difficult to effectively segregate accounting duties.  There are 4 employees, including our CEO and CFO, who are involved in the processing of transactions.  While we strive to segregate duties as much as practicable, budgetary considerations have not allowed the addition of more full time staff.  We will attempt to add staff to allow for fuller segregation of duties, although there is no certainty additional staff can be successfully hired.  As a result, this significant internal control deficiency has not been remediated as of the end of the period covered by this annual report, nor do we know if we will be able to remediate this weakness during the upcoming quarter or year.

If we are unable to remediate the identified material weaknesses, there is a reasonable possibility that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price.

Notwithstanding the material weaknesses identified by management, we believe that the financial statements, and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of eTelcharge as of, and for, the periods represented in this report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of eTelcharge's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by eTelcharge's registered public accounting firm pursuant to temporary rules of the SEC that permit eTelcharge to provide only management's report in this annual report.

Item 8B.   Other Information.

As disclosed above in Item 5, Recent Sales of Unregistered Securities, eTelcharge issued securities in reliance on private placement exemptions during the three months ended December 31, 2007.

Robyn Priest was appointed Sr. VP Finance and CFO on October 15, 2007 and James T. Wilson was appointed Sr. VP and Chief Technology Officer on July 23, 2007.  Information regarding their biographies and compensation is described below in Items 9 and 10.

Roger Wagner was appointed as a member of the Board of Directors on October 1, 2007.  Information regarding Mr. Wagner’s biography, compensation and related party transactions is described below in Items 9, 10 and 12.

eTelcharge amended its Articles of Incorporation in order to increase the number of authorized shares of capital stock from 250,000,000 to 400,000,000, effective July 26, 2007.

 PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers, Directors and Significant Employees

The following table sets forth information regarding our executive officers, directors and significant employees as of March 21, 2008:

Name	Age	Office

Robert M. Howe III	61	Chairman of the Board, President & CEO
Roger Wagner	43	Director
Thomas Jackson	36	Director
Robyn Priest	57	Sr. VP Finance and CFO
James T. Wilson	38	Sr. VP and Chief Technology Officer

Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified.  Officers are elected by, and serve at the discretion of, the Board of Directors.  None of the above individuals has any family relationship with any other.

The following is a summary of the business experience of each of our executive officers and directors for at least the last five years:

ROBERT M. HOWE III has served as Chairman of the Board, President and Chief Executive Officer of eTelcharge since June 2007.  From May 2006 to February 2007, Mr. Howe served as President and Chief Operations Officer of DualCor Technologies, Inc, a technology firm that developed a mobile handheld computer.  From September 2000 to May 2006, Mr. Howe served as a consultant to technology firms, both independently and in collaboration with the Sightline Group, in connection with go- to – market readiness.  From October 1997 to September 2000, Mr. Howe served as President of CompUSA PC.  Mr. Howe graduated with a BA in English from Birmingham-Southern College.

ROGER WAGNER was appointed to our Board in 2007 and has a very diverse background in business transactions from oil & gas, rock sand and gravel quarries to large real-estate projects.  Mr. Wagner has been President & CEO of Rogaro Co. Inc from 1989 to present, which owns and operates franchise yogurt stores. Mr. Wagner has provided consulting services for new entrepreneurs, professional entertainers, professional athletes, private and public companies on business development, the evaluation structure of financing; corporate reorganization and expansion; possible acquisition and merger opportunities; capital structure borrowing and numerous of other business related issues.  Mr. Wagner served for six years on the Board of Directors for Bryan’s House, which is an organization that provides medically managed care for children with AIDS.

THOMAS JACKSON was appointed to the Board in September 2003.  Mr. Jackson has been a Family Psychologist and has been working in behavioral health for twelve years.  Prior to that, he has twelve years of experience in the technology industry. Mr. Jackson also served as a Technology Professor for DeVry Institute from 1994 to 1999. Mr. Jackson graduated with a BS Degree from DeVry University in 1994, MA Degree from Keller Graduate School of Management in 2003 and a PhD in Theology/Family Psychology from Capella University in 2003.

ROBYN PRIEST has served as Senior Vice President-Finance and Chief Financial Officer of eTelcharge since August 2007.  Prior to that, since 1998, Ms. Priest served as an independent financial consultant primarily to retail companies.  From 1992 to 1998, Ms. Priest served as Vice President, Controller and Chief Accounting Officer of CompUSA.  Ms. Priest graduated with a BA in Accounting from the University of South Florida.  She is a Certified Public Accountant in Florida and Texas.

JAMES T. WILSON has served as Senior VP and Chief Technology Officer since July 2007.  From December 2006 to December 2007, Mr. Wilson served as Director of Manufacturing at DualCor Technologies, where he ran the manufacturing division.  From April 2004 to December 2006, he served as Chief Technology Officer of Leading Technology Micro, a computer manufacturer.  From December 2001 to April 2004, Mr. Wilson served as Senior Director of Engineering at Systemax, a computer manufacturer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities (each, a "Reporting Person"), to file with the SEC initial reports of ownership and reports of changes in beneficial ownership.  Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  No individual or entity who was a Reporting Person at any time during the fiscal year ended December 31, 2007 filed any such reports.  The chart below provides detail as to the delinquent reports.

Reporting Person	Delinquent Section 16 Filings
Robert M. Howe III
Form 3 was not filed in connection with Mr. Howe’s appointment on June 4, 2007 as President, CEO and a member of the Board of Directors.  In addition, a Form 4 was not filed in connection with the grant of 20,000,000 options on June 4, 2007.

Roger Wagner
Form 3 was not filed in connection with Mr. Wagner’s appointment on October 1, 2007 as a member of the Board of Directors.  In addition, a Form 4 was not filed in connection with his receipt of 3,333 shares of Common Stock for service as a director in 2007.

Thomas Jackson
Form 3 was not filed in connection with Mr. Jackson’s appointment as a member of the Board of Directors in September 2003.  An indeterminate number of Form 4s were not filed in connection with various acquisitions and dispositions of Common Stock.

Robyn Priest
Form 3 was not filed in connection with Ms. Priest’s appointment on October 15, 2007 as Sr. VP Finance and CFO.  In addition, Form 4s were not filed in connection with the grant of 100,000 options on each of October 15, 2007, November 15, 2007 and December 15, 2007.

James T. Wilson
Form 3 was not filed in connection with Mr. Wilson’s appointment on July 1, 2007 as Sr. VP and Chief Technology Officer.  In addition, a Form 4 was not filed in connection with the grant of 1,200,000 options on July 23, 2007.

Carl O. Sherman
Form 3 was not filed in connection with Mr. Sherman’s appointment as an officer and director of eTelcharge and his status as a 10% stockholder prior to fiscal 2007.  An indeterminate number of Form 4s were not filed in connection with various acquisitions and dispositions of Common Stock.

Michelle R. Sherman
Form 3 was not filed in connection with Ms. Sherman’s becoming a 10% stockholder prior to fiscal 2007.  An indeterminate number of Form 4s were not filed in connection with various acquisitions and dispositions of Common Stock.

American Home Market	Form 3 was not filed in connection with American Home Market’s acquisition of 50,000,000 shares of Common Stock on March 20, 2007.

eTelcharge is working closely with is new legal advisors, who were engaged in Fall 2007, to ensure that delinquent filings are made as soon as practicable, and that future Section 16(a) filings, as well as other required SEC reports, are made in a timely manner.

Code of Ethics

Our Chief Executive Officer and Chief Financial Officer (who is also our principal accounting officer) (“Officers”), are required to abide by our Code of Ethics for the CEO and Senior Officers (“Code of Ethics”) to ensure that our business is conducted in a consistently legal and ethical manner.

Our Code of Ethics is filed as Exhibit 14 hereto.

Audit Committee

The entire Board of Directors acts as our audit committee and oversees our accounting and financial reporting processes and audits of our financial statements; we do not have a separately-designated standing audit committee. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation  S-B.  Since we are in the development stage and do not have substantial operations, it is difficult to attract Board members who have the relevant experience.

Stockholder Recommendations of Board Nominees

We have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

Item 10. Executive Compensation.

Compensation of Named Executive Officers

The following table sets forth the compensation paid during our fiscal years ended December 31, 2007 and 2006 to our Chief Executive Officer, our two most highly compensated executive officers other than our CEO, and our former Chief Executive Officer who served during this time period (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name, Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All other Compensation	Total ($)
Robert M. Howe, Chairman of the BOD, President & CEO	2007	28,045(2)	10,000	407	422,098(3)		460,550
	2006	N/A	N/A	N/A	N/A	N/A	N/A
Robyn Priest, Sr. V.P. & CFO	2007	11,750(4)	1,000		165,644(5)	17,000(6)	178,394
	2006	N/A	N/A	N/A	N/A	N/A	N/A
James Wilson, Sr. V.P. and CTO	2007	33,125(7)	5,000		28,338(8)		66,463
	2006	N/A	N/A	N/A	N/A	N/A	N/A
Carl O. Sherman, President & CEO	2007	40,000(9)				25,000(10)	40,000
	2006	60,000					60,000

(1)  These amounts represent the dollar amount recognized for financial statement reporting purposes with respect to the relevant fiscal year in accordance with FAS 123R.
(2)  Represents actual salary payments from June 1, 2007 through December 31, 2007, based on an annual salary of $50,000.
(3)  Represents 10,000,000 fully vested incentive stock options granted on 05/15//07, and 10,000,000 incentive stock options granted on 06/04/07, vesting in equal monthly installments over a ten month period.  After 36 months, any unexercised stock options, will expire at the same rate at which they were earned.
(4)  Represents actual salary payments from October 16, 2007 through December 31, 2007, based on an annual salary of $60,000.
(5)  Represents 1,200,000 fully vested ten year incentive stock options granted on 08/15, and four grants of 100,000 fully vested ten year incentive stock options granted on each of 09/15, 10/15, 11/15, 12/15.
(6)  Represents consulting fees paid for 8/16 through 10/15.
(7)  Represents actual salary payments from July 23, 2007 through December 31, 2007, based on an annual salary of $75,000.
(8)  Represents 1,200,000 ten year incentive stock options granted on 7/23/07, and vesting 100,000 shares on 7/23/07 and 100,000 shares monthly thereafter.
(9)  Represents actual salary payments from January 1, 2007 through July 31, 2007, based on an annual salary of $60,000.
(10) This amount reflects aggregate severance paid to Mr. Sherman and his wife, Michelle Sherman, in connection with their resignations from eTelcharge.

Employment, Consulting, Severance and Change-in-Control Agreements

eTelcharge has entered into an employment letter agreement with Mr. Howe, which became effective on May 11, 2007.  Under this agreement, Mr. Howe earns an annual salary of $50,000, and is eligible for salary increases at the Board’s discretion.  Mr. Howe was granted a sign-on grant of 10,000,000 fully vested options to purchase Common Stock, at an exercise price of $0.011, in connection with his execution of his employment letter.  In addition, Mr. Howe received 10,000,000 options to purchase Common Stock, at an exercise price of $0.011, vesting in equal monthly installments over a ten month period beginning on June 4, 2007.  After 36 months, any unexercised stock options will expire at the same rate at which they were earned.  The Board has not implemented an executive bonus plan as of March 21, 2008, but it intends to do so, and Mr. Howe will be eligible for equitable participation at such time.  If there is a change in control of eTelcharge as a result of a merger or acquisition, or a sale of all or substantially all of eTelcharge’s assets that occurs within the first year of Mr. Howe’s employment, all of Mr. Howe’s options granted as the date hereof will vest immediately.  If such a transaction occurs after the first year of Mr. Howe’s employment, any options granted after the date of the agreement will vest immediately.  Mr. Howe’s employment is not for any specified period of time and he serves at the discretion of the Board.  However, if he is terminated without cause, all of his unvested options will vest immediately, and he will receive a lump sum severance payment equal to one half of his current annual salary and six months of COBRA payments grossed up for tax purposes.  Mr. Howe is also eligible to receive reimbursement for business related travel and other expenses.  Mr. Howe also receives 10,000 shares of restricted common stock annually as compensation for his membership as Director of eTelcharge.

eTelcharge entered into a consulting letter agreement, dated August 10, 2007, with Ms. Priest.  Under this agreement, eTelcharge paid Ms. Priest an up-front lump sum payment of $10,000, and granted her 1,200,000 options to purchase Common Stock, at an exercise price of $0.11.  Ms. Priest also received a monthly consulting fee of $3,500 in cash and monthly grants of 100,000 fully vested options to purchase Common Stock.  The cash payments were payable monthly and the option grants were permitted to be implemented semi-annually.  On October 15, 2007, Ms. Priest became a part-time employee of eTelcharge with a monthly salary of $5,000, for an annual salary of $60,000.  The stock option grant terms under her consulting agreement continue in effect.  If Ms. Priest terminates her employment within the first eight months of service commencing in August, she will pay back to eTelcharge a portion of her consulting fees pursuant to a specified schedule, up to a maximum of $8,000.

eTelcharge entered into an employment letter agreement with Mr. Wilson, which became effective on July 23, 2007.  Under this agreement, Mr. Wilson earns an annual salary of $75,000, and is eligible for salary increases at the CEO’s discretion.  Mr. Wilson was granted a sign-on grant of 1,200,000 options to purchase Common Stock, at an exercise price of $0.037, in connection with his execution of his employment letter agreement, vesting in equal monthly installments over a twelve month period beginning on July 23, 2007.  After 36 months, any unexercised stock options will expire at the same rate at which they were earned.  The Board has not implemented an executive bonus plan as of March 21, 2008, but it intends to do so, and Mr. Wilson will be eligible for equitable participation at such time.  If there is a change in control of eTelcharge as a result of a merger or acquisition, or a sale of all or substantially all of eTelcharge’s assets that occurs within the first year of Mr. Wilson’s employment, all of Mr. Wilson’s options granted as of the date of the agreement, will vest immediately.  If such a transaction occurs after the first year of Mr. Wilson’s employment, any options granted after the date of the agreement will vest immediately.  Mr. Wilson’s employment is not for any specified period of time and he can be terminated at any time, with or without cause, without payment of severance.  Mr. Howe is also eligible to receive reimbursement for business related travel and other expenses.

eTelcharge entered into a Separation and Release Agreement with Carl and Michelle Sherman, which became effective on December 24, 2007.  Carl Sherman was the Chairman and Chief Executive Officer of eTelcharge until July 31, 2007, and Michelle Sherman was the Secretary and a director of eTelcharge until September 21, 2007.  eTelcharge paid $25,000 to the Shermans in connection with this agreement.  The Shermans agreed to release eTelcharge from any obligation to them, including the forgiveness of outstanding indebtedness in the amount of approximately $336,279.  Pursuant to this agreement, the Shermans also agreed to a five-year non-competition agreement and to indemnify eTelcharge for any undisclosed liabilities that they may have incurred on behalf of eTelcharge.

The following table provides the information indicated as of December 31, 2007 with respect to unexercised options held by each Named Executive Officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Robert M. Howe	10,000,000	-0-	-0-	.011	05/15/10
Robert M. Howe	1,000,000	-0-	-0-	.011	07/04/10
Robert M. Howe	1,000,000	-0-	-0-	.011	08/04/10
Robert M. Howe	1,000,000	-0-	-0-	.011	09/04/10
Robert M. Howe	1,000,000	-0-	-0-	.011	10/04/10
Robert M. Howe	1,000,000	-0-	-0-	.011	11/04/10
Robert M. Howe	1,000,000	-0-	-0-	.011	12/04/10
Robert M. Howe	-0-	1,000,000 (1)	-0-	.011	01/04/11
Robert M. Howe	-0-	1,000,000 (1)	-0-	.011	02/04/11
Robert M. Howe	-0-	1,000,000 (1)	-0-	.011	03/04/11
Robert M. Howe	-0-	1,000,000 (1)	-0-	.011	04/04/11
Robyn Priest	1,200,000	-0-	-0-	.09	08/15/17
Robyn Priest	100,000	-0-	-0-	.09	09/15/17
Robyn Priest	100,000	-0-	-0-	.09	10/15/17
Robyn Priest	100,000	-0-	-0-	.09	11/15/17
Robyn Priest	100,000	-0-	-0-	.09	12/15/17
James T. Wilson	100,000	-0-	-0-	.05	07/23/10
James T. Wilson	100,000	-0-	-0-	.05	08/23/10
James T. Wilson	100,000	-0-	-0-	.05	09/23/10
James T. Wilson	100,000	-0-	-0-	.05	10/23/10
James T. Wilson	100,000	-0-	-0-	.05	11/23/10
James T. Wilson	100,000	-0-	-0-	.05	12/23/10
James T. Wilson	-0-	100,000 (2)	-0-	.05	01/23/11
James T. Wilson	-0-	100,000 (2)	-0-	.05	02/23/11
James T. Wilson	-0-	100,000 (2)	-0-	.05	03/23/11
James T. Wilson	-0-	100,000 (2)	-0-	.05	04/23/11
James T. Wilson	-0-	100,000 (2)	-0-	.05	05/23/11
James T. Wilson	-0-	100,000 (2)	-0-	.05	06/23/11

Other than individual compensation arrangements, there are no equity incentive plans.

(1)	Vesting in four equal monthly installments from January to April 2008, with a three year term, and expiring at the same rate that they vest.
(2)	Vesting in six equal monthly installments from January to June 2008, with a three year term, and expiring at the same rate that they vest.
.

 Compensation of Directors

The following table sets forth the compensation paid to each director who is not a Named Executive Officer for services rendered during our fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION
Name	Fee Earned or Paid in Cash	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation	Total ($)
Michelle R. Sherman		316(2)		$25,000 (5)	25,316
Thomas Jackson	-	498(3)			498
Roger Wagner		263(4)			263

(1) Represents the dollar amount recognized for financial statement reporting purposes for 10,000 shares of Common Stock granted to each director with respect to service during fiscal 2007 in accordance with FAS 123R. Pro-rated for the period of time each served as a director.
(2) At December 31, 2007, Ms. Sherman beneficially owned an aggregate of 13,061,199 shares of Common Stock (162,743 held individually, 4,865,841 held jointly with her husband, and 8,032,615 held by her husband), including 10,000 shares issued in 2007 for service as a director.
(3) At December 31, 2007, Mr. Jackson held an aggregate of 136,212 shares of common stock jointly with his wife, including 10,000 shares issued in 2007 for service as a director.
(4) At December 31, 2007, Mr. Wagner held an aggregate of 13,703,660 shares of Common Stock (7,823,123 shares held individually and 5,880,532 shares held by his wife), including 3,333 shares issued in 2007 for service as a director.
(5) This amount reflects aggregate severance paid to Mrs. Sherman and her husband, Carl Sherman, in connection with their resignations from eTelcharge.

Members of the Board of Directors receive 10,000 shares of Common Stock for each year of service as a director.  They do not receive any cash compensation either as a retainer or for attendance at Board meetings.  They are, however, reimbursed for out-of-pocket expenses incurred in connection with service as a director and attendance at Board meetings.

Michelle Sherman served as Secretary of eTelcharge until September 2007, and earned the salary and bonus described above in such capacity.  In addition, Ms. Sherman received the severance described above in connection with her resignation from eTelcharge.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares Common Stock beneficially owned as of March 28, 2008 by (i) each person or “group” known by eTelcharge to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each director of eTelcharge, (iii) each of eTelcharge’s executive officer named in the Summary Compensation Table above, and (iv) by all executive officers and directors of eTelcharge as a group.  Except as noted below, to our knowledge, each stockholder listed below has sole voting and investment power with respect to all shares of stock shown beneficially owned by the stockholder.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Common Stock	American Home Market 3811 Turtle Creek Blvd., Ste. 600, Dallas, TX 75252	50,000,000		17.4%
Common Stock	Roger Wagner (2)	13,703,660		4.9
Common Stock	Thomas Jackson	136,212		*
Common Stock	Rob Howe	20,080,000	(3)	6.5
Common Stock	Robyn Priest	1,900,000		*
Common Stock	James T. Wilson	1,100,000		*
Common Stock	Carl O. Sherman	13,061,199	(4)	4.6
Common Stock	All officers and directors as a group (consisting of 7 persons)	38,519,872		16.6

* Less than 1%
(1) Unless otherwise indicated, the address is c/o eTelcharge, 1636 N. Hampton Road, Suite 270, DeSoto, TX  75115.
(2) Includes 7,823,128 shares held individually and 5,880,532 shares held by his wife.
(3) Includes 20,000,000 options exercisable within 60 days.
(4) Includes 162,743 held by his wife, Michelle Sherman, 4,865,841 held jointly with his wife, and 8,032,615 held individually.

The following table provides the information indicated as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated (i) for all compensation plans previously approved by security holders, and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	25,000,000(1)	$.026	(2)
Total	25,000,000	$.026	(2)

(1) Shares issuable upon the exercise of outstanding employee stock options.

(2) Under the terms of her compensation arrangement, Ms. Priest receives monthly grants of 100,000 fully vested options to purchase Common Stock.

Item 12. Certain Relationships and Related Transactions and Director Independence.

As described above in Item 10, eTelcharge entered into a Separation and Release Agreement with Carl Sherman, eTelcharge’s former Chairman and Chief Executive Officer, and Michelle Sherman, eTelcharge’s former Secretary and a former director, which became effective on December 24, 2007.  The Shermans are husband and wife.  eTelcharge paid $25,000 to the Shermans in connection with this agreement.  The Shermans agreed to release eTelcharge from any obligation to them, including the forgiveness of outstanding indebtedness in the amount of approximately $336,279.  Pursuant to this agreement, the Shermans also agreed to a five-year non-competition agreement and to indemnify eTelcharge for any undisclosed liabilities that they may have incurred on behalf of eTelcharge.  During fiscal 2007, eTelcharge paid to Ms. Sherman an aggregate of $5,500 as compensation for services as Secretary and a director of eTelcharge through her resignation.

One of our directors, Roger Wagner, is the brother of Rodney Wagner, to whom eTelcharge issued an aggregate of 34,628,384 shares of Common Stock for $510,548 in cash pursuant to subscription agreements during fiscal 2007.

Rodney Wagner is also a party to three consulting agreements with eTelcharge, as follows:

Under the terms of the twelve month Marketing Consulting Contract dated May 16, 2007, Mr. Wagner provides information and media via a web-based forum communicating eTelcharge’s messages through audio and video news content to the business, financial and investing community in exchange for an aggregate of 3,942,220 shares of restricted Common Stock payable in four equal quarterly installments.

Under the terms of a two month consulting agreement, dated October 17, 2007, Mr. Wagner provided advisory services aimed at engaging other financial public relation firms to publicize eTelcharge in exchange for an aggregate of 6,700,000 shares of restricted Common Stock.

On January 2, 2008, eTelcharge entered into a marketing consulting contract with Mr. Wagner for a 30 day term, under which Mr. Wagner provided advisory services with respect to business development and various business transactions in exchange for an aggregate of 3,000,000 shares of restricted Common Stock.

In addition, Rodney Wagner is the sole owner of The G.I.D. Group Inc., which is a party to a consulting agreement with eTelcharge.  This thirteen month agreement, dated March 20, 2007, is for assistance with business development in exchange for an aggregate of 12,000,000 shares of restricted Common Stock.

As described above in Item 5 “Recent Sales of Unregistered Securities”, the Debenture issued to GGI on December 28, 2007 is secured by a pledge of 3,000,000 shares of common stock provided by Rodney Wagner.

As described above in Item 5, on March 20, 2007, eTelcharge issued 50,000,000 shares of Common Stock to American Home Market, in a negotiated retirement of principal and accrued interest on an unsecured promissory note issued to AHM on March 31, 2006 in the amount of $250,000.  During the year ended December 31, 2006, AHM had advanced $150,313 under the AHM Note.  The AHM Note provided for an interest rate of 8% per annum, with interest-only payments commencing on February 1, 2007.  The outstanding balance payable at the time of settlement of the AHM Note was $157,246, which included $6,933 of accrued interest.  The principal balance was due on December 1, 2007, but AHM demanded earlier payment.

During 1999, eTelcharge purchased proprietary rights from Consumer Data Solutions Corp. ("CDS"), which, at the time, had the same majority stockholder as eTelcharge, Carl Sherman.  This agreement requires eTelcharge to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of the purchased proprietary rights (which equates to 3% of net income of eTelcharge) beginning January 1, 2001.  These proprietary rights are not currently in use in any of the technology of eTelcharge, and no royalties were paid in fiscal 2007 or are anticipated to be paid in the future.

Director Independence

Our Board of Directors does not have separate standing compensation, nominating or audit committees.

The following members of the Board of Directors of eTelcharge are independent as defined in Rule 4200(a) of the National Association of Securities Dealers listing standards: Thomas Jackson.

The following members of the Board of Directors of eTelcharge are not independent as defined in Rule 4200(a) of the National Association of Securities Dealers listing standards: Robert M. Howe III and Roger Wagner.

Item 13. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended

3.2	Bylaws

4.1	7 ¾% Convertible Debenture (1)

10.1	Assignment from Consumer Data Solutions Corp. (2)

10.2	Office Lease

10.3*	Employment Agreement with Robert M. Howe III (3)

10.4*	Employment Agreement with Robyn Priest

10.5*	Employment Agreement with James T. Wilson

10.6	Subscription Agreement, between eTelcharge and Golden Gate Investors (1)

10.7	Stock Pledge Agreement between Rodney Wagner and Golden Gate Investors (1)

10.8	Promissory Note issued by Golden Gate Investors to eTelcharge (1)

10.9	Letter Agreement with Golden Gate Investors

10.10	Separation and Release Agreement between eTelcharge and Carl Sherman and Michelle Sherman (1)

10.11	Form of Cash Subscription Agreement

10.12	Promissory Note issued to American Home Market

10.13	Settlement and Release Agreement with American Home Market

14	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert M. Howe III

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robyn Priest

32.1	Section 1350 Certification of Robert M. Howe III

32.2	Section 1350 Certification of Robyn Priest
________________________________________________________________________
* Management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference in this document to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.
(2) Incorporated by reference in this document to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 5, 2001.
(3) Incorporated by reference in this document to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2007.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Malone & Bailey PC (“Malone”)for the audit of eTelcharge’s annual financial statements for the years ended December 31, 2007, and December 31, 2006, and fees billed for other services rendered by Malone during those periods.

Fee Category	Year ended December 31, 2007	Year ended December 31, 2006
Audit fees	$22,327	$6,750
Audit-related fees	-0-	-0-
Tax fees	$2,500	$2,500
All other fees	-0-	-0-

(1)  Audit fees were principally for audit work performed on our annual financial statements and review of our interim financial statements.
(2)  Malone did not provide any “audit-related fees” during the period.
(3)  Tax fees were for services related to preparation of federal income tax returns and state franchise tax returns.
(4)  Malone did not provide any “other services” during the period.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

As we do no currently have an audit committee, and although we lack a formal policy relating to approval of audit and permitted non-audit services provided by the independent auditors, our Board of Directors has pre-approved all such services described above. These services may include the following:

•
Audit services, which are generally services for the audit of our annual financial statements and review of our financial statements that are included in our Form 10-QSB, or services that are normally provided in connection with statutory and regulatory filings or engagements.

•
Audit-related services, which are generally assurance and related services that are reasonably related to the performance of Audit Services, but do not otherwise fall under the category of Audit services.  We generally do not request any Audit-related services from Malone.

•	Tax services, which are generally tax compliance, tax advice, and tax planning services, including preparation of tax returns.

•	All other services, which are generally all products and services which do not otherwise fall into the three categories described above. We generally do not request any other services from Malone.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Etelcharge.com

/s/ Robert M. Howe III
By: Robert M. Howe III
Title: President and Chief Executive Officer
Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Howe III	Chairman of the Board, President, and
Robert M. Howe III	Chief Executive Officer	March 31, 2008

/s/ Robyn Priest	Senior Vice President – Finance
Robyn Priest	And Chief Financial Officer	March 31, 2008

/s/ Thomas Jackson
Thomas Jackson	Director	March 31, 2008

/s/ Roger Wagner
Roger Wagner	Director	March 31, 2008