Form 10-Q
period 2008-03-31
ETELCHARGE COM INC
filed 2008-05-06
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File Number 000-304799

eTELCHARGE.COM
(Exact name of registrant as specified in its charter)

NEVADA	75-2847699
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1636 N. HAMPTON, SUITE 270, DESOTO, TEXAS 75115
 (Address of principal executive office)(zip code)

972-298-3800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                           ☐                                                                Accelerated filer                                ☐
Non-accelerated filer                                             ☐ (Do not check if a smaller reporting company)                                                                                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of May 5, 2008, there were 290,226,617 outstanding shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
eTELCHARGE.COM
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS
Current assets:
Cash	$32,017	$230,227
Interest receivable	5,984	1,425
Prepaid expenses and other current assets	13,111	24,444
Total current assets	51,112	256,096
Fixed assets, net of accumulated depreciation of $6,356 and $4,551, respectively	27,156	25,970
Deferred financing costs	26,815	28,469
Deposits	1,980	1,980

Total assets	$107,063	$312,515

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$144,221	$139,732
Payroll tax obligation	41,541	112,610
Accounts payable	112,682	53,598
Derivative liability	111,460	144,643
Current portion of notes payable	4,105	4,217
Total current liabilities	414,009	454,800

Long-term liabilities:
7.75% Convertible debenture, net of discount of $140,013 and $144,642, respectively	59,987	55,358
Notes payable	5,045	6,042
Total liabilities	479,041	516,200
Commitments and contingencies	-	-
Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized,
286,726,617 and 282,087,602 issued and outstanding, respectively	860,179	846,262
Common stock issuable, $0.003 par value, 2,500,000 shares issuable	50,000	-
Additional paid-in capital	14,970,440	14,620,417
Deficit accumulated during the development stage	(16,252,597)	(15,670,364)
Total stockholders' deficit	(371,978)	(203,685)

Total liabilities and stockholders' deficit	$107,063	$312,515

See accompanying notes to the financial statements

-F1-

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,		June 7, 1999 (Inception) to March 31,
	2008	2007	2008

Revenues	$9,164	$11,550	$107,276

Operating expenses	582,684	264,373	15,988,139

Net loss from operations	(573,520	(252,823	(15,880,863
Other income			61,827

Loss on extinguishment of debt, net	-	(642,754	(293,620)
Interest expense, net	(8,713)	(7,927	(139,941)

Net loss	$(582,233)	$(903,504	$(16,252,597)

Basic and diluted net loss per share	$0.00	$0.00

Weighted average shares outstanding	285,402,491	194,678,011
See accompanying notes to the financial statements

-F2-

eTELCHARGE.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			June 7, 1999
	Three months ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(582,233)	$(903,504)	$(16,252,597)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	8,088	676	125,933
Issuance of common stock for services	243,379	193,760	9,614,148
Issuance of stock options for services	88,850	-	815,100
Mark derivative instrument to market	(33,183)	-	(33,183)
Imputed interest	-	6,623	63,036
Loss on extinguishment of debt	-	642,754	293,620
Changes in:
Interest receivable	(4,559)	-	(5,984)
Prepaid expenses and other current assets	11,333	-	(15,091)
Accounts payable	59,084	8,864	165,153
Accrued expenses	36,200	(3,699)	2,842,006
Payroll tax obligation	(71,069)	10,473	41,542
Net cash used in operating activities	(244,110)	(44,053)	(2,346,317)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital lease obligation	-	-	8,911
Disposal of property and equipment	-	-	867
Purchase of property and equipment	(2,991)	-	(79,873)
Net cash used in investing activities	(2,991)	-	(70,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	50,000	66,832	1,946,183
Proceeds from convertible note payable, (net of offering costs)	-	-	171,531
Net loan proceeds from shareholder	-	(10,271)	337,752
Proceeds from notes payable-other	-	-	153,233
Payments on notes payable-other	(1,109)	(173)	(43,770)
Payment on note payable to related party for asset purchase	-	(4,654)	(116,500)
Net cash provided by financing activities	48,891	51,734	2,448,429

NET CHANGE IN CASH AND CASH EQUIVALENTS	(198,210)	7,681	32,017

CASH AND CASH EQUIVALENTS, beginning of period	230,227	1,672	-

CASH AND CASH EQUIVALENTS, end of period	$32,017	$9,353	$32,017

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$-	$-	$1,000
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	-	21,595
Issuance of common stock for accrued expenses	31,711	1,760	3,898,812
Issuance of common stock for pending stock subscriptions	-	5,213	153,220
Supplemental cash flow disclosures:
Cash paid for interest	31,398	-	90,543

See accompanying notes to the financial statements
-F3-

eTELCHARGE.COM
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an Internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of March 31, 2008, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited interim financial statements of eTelcharge have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in eTelcharge’s most recent Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-KSB have been omitted.

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $582,233 for the three months ended March 31, 2008, has an accumulated deficit of $16,252,597 and a working capital deficit of $362,897.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008:

Description	Life
Computer equipment	3-5 years	$29,430
Office furniture and equipment	5 years	4,082
		33,512
Less: accumulated depreciation		6,356
		$27,156

Depreciation expense is recorded using the straight-line method and totaled $1,805 and $676 for the 3 months ended March 31, 2008 and 2007, respectively.

NOTE 4 - ACCRUED COMPENSATION

During the three months ended March 31, 2008, eTelcharge issued 4,639,015 shares of common stock valued at $275,090 to employees and consultants for services rendered of the total amount issued, $243,379 was for current period services and $31,711 was for services performed in prior periods which were accrued at December 31, 2007.

As of March 31, 2008, the Company accrued $36,606 payable in cash and $80,359 payable in 638,181 shares of common stock for compensation for services rendered to the Company.

-F4-

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at March 31, 2008 and December 31,2007 was $40,000 and $108,026, respectively.

NOTE 6 – STOCK OPTIONS

As of March 31, 2008, there were 25,310,000 options outstanding of which 24,608,000 were vested. For the three months ended March 31, 2008, the total compensation expense for stock options was $88,850.  There were no stock options exercised for the three months ended March 31, 2008 and 2007.

Stock Option Activity
The following is a summary of all stock option transactions for the three months ended March 31, 2008:
Outstanding at December 31, 2007	25,010,000
Granted at market price	300,000
Cancelled or expired	-
Exercised	-
Outstanding at March 31, 2008	25,310,000

At March 31, 2008, the Company had 21,200,000 stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $539,068. For additional or supplemental information regarding the Company’s Stock Options, see our Form 10-KSB for the fiscal year ended December 31, 2007.

NOTE 7 - DERIVATIVES
On December 28, 2007, eTelcharge entered into a securities purchase agreement with Golden Gate Investors (“GGI”).  Under the purchase agreement, eTelcharge issued to GGI a debenture (the “Debenture”), convertible into eTelcharge’s common stock, in the amount of $1.5 million.  GGI paid for the debenture by delivering a cash payment of $200,000 and a note for $1.3 million from GGI to eTelcharge.  At any time, GGI may convert a portion of the Debenture equal to the amount of cash paid to eTelcharge on the initial issuance of the Debenture and pursuant to payments made under the note from GGI, into common stock at a conversion price equal the lesser of $0.50 per share or 80% of the three lowest Volume Weighted Average Prices (“VWAP”) of eTelcharge’s common stock during the 20 trading days preceding the election to convert. As of March 31, 2008 and December 31, 2007, $200,000 of the Debenture was convertible.

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
-F5-

The Debenture is secured by a pledge of 3,000,000 shares of common stock provided by a stockholder of eTelcharge.  The promissory note issued by GGI is secured by all of the assets of GGI.

eTelcharge has identified that the Debenture contains more than one embedded derivative feature which SFAS 133 requires to be accounted for as derivatives.  The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debenture; (2) the put options to redeem the debenture after an event of default or failure to deliver stock; and (3) the call option to prepay the debenture subsequent to a conversion request when the VWAP is below $0.05. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19.  Since multiple derivatives exist within the Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15.  The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of March 31, 2008, December 31, 2007 and December 28, 2007, the date of the agreement, was as follows:

	03/31/08	12/31/07	12/28/07
Net balance	$200,000	$200,000	$200,000
Less unamortized discount	140,013	144,642	144,845

Convertible debt	$59,987	$55,358	$55,155

The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

Lattice Valuation Model

eTelcharge valued the compound embedded derivative features in the 2007 Debenture using a Lattice Model. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debenture, (4) eTelcharge exercises its right to convert the debenture and (5) eTelcharge defaults on the debenture. eTelcharge uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debenture such as interest rate and conversion price that will be in effect when they occur.

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

-F6-

The fair value of the compound derivative embedded in the Debenture as of March 31, 2008, December 31, 2007 and December 28, 2007 determined using the lattice valuation model was based on the following management assumptions:

	March 31, 2008	December 31, 2007	December 28, 2007
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	130%	142%	142%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%	5%

eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below:	$0.05	$0.05	$0.05

Based on these management assumptions, the fair value of the embedded derivative as of March 31, 2008, December 31, 2007 and December 28, 2007 was calculated by management to be $111,460, $144,643 and $144,845, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.  At March 31, 2008, the Company’s derivative liability of $111,460 is carried at fair value measured on a recurring basis.  The fair value is determined based on Level 2 inputs as defined in the valuation hierarchy of SFAS 157.  Accordingly, the Company considers the financial assets and liabilities as reported in the Company’s financial statements to approximate their respective fair value.

In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.   The Company continues to evaluate this standard with respect to its effect on nonfinancial assets and liabilities, but does not expect it to have a material impact on its results of operations or financial condition.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The adoption of SFAS 159 in first quarter 2008 by the Company had no impact on the financial statements.

-F7-

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward is approximately $10,815,267 and $10,233,034 at March 31, 2008 and  December 31, 2007, respectively, and will expire in the years 2020 through 2028.

At March 31, 2008 and December 31, 2007, deferred tax assets consisted of the following:

	March 31, 2008	December 31, 2007

Net operating losses	$1,622,290	$1,499,274
Less: valuation allowance	(1,622,290)	(1,499,274)
Net deferred tax asset	$-	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

eTelcharge has a business relationship (affinity program) with a charitable organization that requires eTelcharge to contribute $.05 per revenue generating transaction to the charity up to $250,000 per year.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At March 31, 2008, eTelcharge will be required to issue up to 1,824,998 shares of common stock over the next 12 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In February 2007, eTelcharge entered into a modified lease agreement extending the lease expiration to January 2010. The new base rent is $4,098 per month.

Under the new lease, future minimum lease commitments are as follows:

2008 – 9 months	$36,882
2009	$49,176
2010	$4,098

Rent expense totaled approximately $9,021 and $11,189 for each of the three months ended March 31, 2008 and 2007, respectively.

-F8-

NOTE 10 - COMMON STOCK

Since inception and through March 31, 2008, the following share activity occurred:

	Shares	Amount
Shares for cash	70,909,824	$1,940,506
Shares for services	155,063,859	11,991,649
Shares for items paid on the Company’s behalf	10,860,134	215,528
Settlement of debt	50,000,000	800,000
Shares for assets	12,800	4,800
Amortization of stock options		815,100
Share cancellation	(120,000)	-
Imputed Interest	-	63,036
Totals	286,726,617	$15,830,619

During the first quarter of 2008, eTelcharge issued 4,639,015 shares valued at $275,090 for services rendered to the Company.  Of the total amount issued, $243,379 was for current period services, and $31,711 was for services performed in prior periods which were accrued at December 31, 2007.

 NOTE 11 - SUBSEQUENT EVENTS

Common Stock and Pending Stock Subscriptions

Subsequent to March 31, 2008, eTelcharge issued 1,000,000 shares of common stock valued at $50,000 in connection with a consulting agreement.

On April 9, 2008 the Company entered into an agreement with Good News Capital, LLC for business development and to introduce the Company to potential sources of funding to help in implementing the Company’s business plan, in exchange for 2,500,000 restricted shares of the Company’s common stock.

On April 29, 2008 the Company entered into a consulting agreement for information in the area of acquisitions in exchange for 2,083,334 restricted shares of the Company's common stock.

In April, 2008, the Company was informed that five former consultants filed a lawsuit against the Company asserting that promises for stock grants of 1,000,000 shares each had been made. On April 24, 2008 the Company's attorney was informed by the plaintiff's attorney that a tentative resolution had been reached. Under this tentative resolution there is no financial impact to the Company.

-F9-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations contains various “forward looking statements” within the meaning of Section 21E of the Exchange Act of 1934, regarding future events or the future financial performance of the Company that involve risk and uncertainties.  Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words included but not limited to “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operation results and financial position.  We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We had a net loss of $582,233 during the three months ended March 31, 2008, a decrease of $321,271 compared to a loss of $903,504 for the three months ended March 31, 2007.  The decreased loss primarily resulted from loss on extinguishment of debt in 2007 in the amount of $642,754, offset by an increase in 2008 of the cost of common stock and stock options issued for compensation and consulting services of approximately $140,000, an increase in payroll of approximately $84,000, an increase in professional fees of approximately $178,000, and a $33,000 credit to the statement of operations marking the derivative instrument to market.

Working capital deficit at March 31, 2008 was $362,897 compared to $198,704 at December 31, 2007.  The decline in working capital is the result of using cash on hand to fund our day to day operations, thereby using most of the cash on hand at year-end by March 31, 2008.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure that we will achieve or maintain profitable operations in the future.

Our ability to continue in operation is dependent upon our ability to raise sufficient working capital to cover our expenses. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business, our auditors included an explanatory paragraph as to our ability to continue as a going concern as part of their audit opinion of our financial statements for the year ended December 31, 2007. We have generated $107,276 of revenue since our inception and since inception through the three months ended March 31, 2008 we incurred a cumulative net loss of $16,252,597 including a net loss of $582,233 for the three months ended March 31, 2008.

Our operations have been primarily funded through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $1,940,506 from inception through March 31, 2008, and $50,000 from December 31, 2007 through March 31, 2008. In order to continue in business we must continue to raise capital, as revenue from operations will be insufficient in the short term to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan for more than three months unless we raise additional funds, or unless our revenue grows significantly.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures and on the material weakness disclosed in our December 31, 2007 Form 10KSB, we concluded that such disclosure controls and procedures were ineffective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

b
The Company received notice in early April, 2008 that a complaint has been filed in the County Court at Law No. 3, Dallas County Texas, by several former consultants who provided software programming services to the Company alleging that the Company owes each plaintiff compensation equal to one million shares of the Company's common stock, or a total of five million shares. The Company is not aware of the names of each plaintiff because it has not yet been served with the complaint. The Company is aware that the former CEO of the Comapny has agreed in principle with the plaintiffs to settle by payment to the plaintiffs of common stock held by him. There can be no assurance that the settlement in principle will be finalized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, eTelcharge issued to three consultants shares of common stock in consideration of services provided.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and that the consultants had sufficient sophistication and access to information about eTelcharge.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Value of Services ($)
January 8, 2008	3,315,468	197,000
March 11, 2008	1,323,547	78,090

In addition, the Company received $20,000 cash on March 27, 2008 and $30,000 cash on March 31, 2008 from one “accredited investor” in exchange for 1,000,000 and 1,500,000 shares of unregistered common stock, respectively.  Although the funds were received by March 31, 2008, the stock was not issued until April 22, 2008.  This purchase and sale was made without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and in reliance upon the representations of such investors as to such investor’s status as an accredited investor and investment experience, that such investor had access to information about the Company, that such investor was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the Securities Act and an acknowledgement by such investor that resale of such securities may not be made unless registered under the Securities Act or another exemption from registration is available.  In addition, such shares bear a legend indicating such restrictions on transferability.

Item 6. Exhibits
Exhibit No.                                Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert M. Howe III
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robyn Priest
32.1	Section 1350 Certification of Robert M. Howe III
32.2	Section 1350 Certification of Robyn Priest

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTELCHARGE.COM
(Registrant)

Date: May 5, 2008                                                                           /s/ Robert M. Howe III
By: Robert M. Howe III
Title: President and Chief Executive Officer

Date: May 5, 2008                                                                           /s/ Robyn Priest
By: Robyn Priest
Title: Senior Vice President - Finance and Chief Financial Officer