Form 10KSB/A
period 2007-12-31
ETELCHARGE COM INC
filed 2008-06-04
CIK 1112682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
(Amendment No. 1)

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

Common Stock, $0.003 Par Value
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.࿠

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No࿠

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes࿠ No ☒

Revenues for the fiscal year ended December 31, 2007 were $44,170.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 20, 2008 was $16,630,144 (based on the closing price of $.058 per share on March 20, 2008 as reported on the over-the counter Bulletin Board).

As of March 20, 2008, there were 286,726,624 outstanding shares.

Transitional Small Business Disclosure Format (Check one): Yes࿠ No ☒

EXPLANATORY NOTE

eTelcharge.com (“eTelcharge” or the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Original Report”), originally filed with the Securities and Exchange Commission on April 1, 2008, to correct an inadvertent error in the description of the price payable upon conversion of the debenture issued to Golden Gate Investors, Inc. described in Part II, Item 5 of the Original Report. As amended and restated, Part II, Item 5 shall read as set forth below. Except for this change, no other changes are being made to the Original Report. Conforming corrections are also being made to eTelcharge’s Current Report on Form 8-K originally filed with the SEC on January 3, 2008.

In addition, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-KSB/A includes currently dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

Fiscal Year ended December 31, 2007
QUARTER ENDED	LOW	HIGH
October 1, 2007 - December 31, 2007	.05	.11
July 1, 2007 - September 30, 2007	.03	.12
April 1, 2007 - June 30, 2007	.01	.04
January 1, 2007 - March 31, 2007	.02	.03
Fiscal Year ended December 31, 2006
QUARTER ENDED	LOW	HIGH
October 1, 2006- December 31, 2006	.02	.07
July 1, 2006 - September 30, 2006	.05	.17
April 1, 2006- June 30, 2006	.04	.11
January 1, 2006 - March 31, 2006	.05	.18

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

As described in the chart below, eTelcharge issued to eleven consultants shares of Common Stock in consideration of services provided and, with respect to one consultant, a combination of cash and services.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and that the consultants had sufficient sophistication and access to information about eTelcharge.  In addition, such shares bear a legend indicating such restrictions on transferability.

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

On December 28, 2007, eTelcharge.com entered into a securities purchase agreement (the “Purchase Agreement”), with Golden Gate Investors, Inc. Under the Purchase Agreement, eTelcharge issued to GGI a debenture, convertible into eTelcharge’s common stock, in the amount of $1.5 million (the “Debenture”). GGI paid for the debenture by delivering a cash payment of $200,000 and a note for $1.3 million from GGI to eTelcharge. At any time, GGI may convert a portion of the Debenture equal to the amount of cash paid to eTelcharge on the initial issuance of the Debenture and pursuant to payments made under the note from GGI, into common stock at a conversion price equal the lesser of $0.50 per share or 80% of the three lowest Volume Weighted Average Prices (“VWAP”) of eTelcharge’s common stock during the 20 trading days preceding the election to convert. The Debenture further provides for eTelcharge to have the right, but not the obligation, to choose to prepay any portion of the Debenture that the holder has elected to convert, for an amount equal to 120% of such amount, when the VWAP is below $0.05 per share. The Debenture also provides that the holder may not exercise the conversion privilege to the extent that it would acquire “beneficial ownership” of eTelcharge’s common stock of more than 4.99%, which may be increased to 9.99% on not less than 61 days prior notice, or such limitation may be removed entirely on 61 days prior notice by the holder.

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

Item 13. Exhibits.

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

eTelcharge.com

/s/ Rob Howe
By: Robert M. Howe III
Title: President and Chief Executive Officer
Date: June 3, 2008