Form 10-Q
period 2008-06-30
eTELCHARGE.COM
filed 2008-08-08
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2008

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

As of August 8, 2008, there were 308,588,730 outstanding shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

eTELCHARGE.COM

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007 (audited)

ASSETS
Current assets:
Cash	$6,878	$230,227
Interest receivable	4,297	1,425
Prepaid expenses and other current assets	33,547	24,444
Total current assets	44,722	256,096
Deferred acquisition fees	230,000	-
Fixed assets, net of accumulated depreciation of $8,250 and $4,551, respectively	25,263	25,970
Deferred financing costs	25,145	28,469
Deposits	1,980	1,980

Total assets	$327,110	$312,515

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$76,473	$139,732
Payroll tax obligation	40,287	112,610
Accounts payable	417,206	53,598
Derivative liability	142,684	144,643
Current portion of notes payable	25,847	4,217
Total current liabilities	702,497	454,800

Long-term liabilities:
7.75% Convertible debenture, net of discount of $134,997 and $144,642, respectively	60,003	55,358
Notes payable	4,537	6,042
Total liabilities	767,037	516,200
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized,
300,594,413 and 282,087,602 issued and outstanding, respectively	901,783	846,262
Additional paid-in capital	15,374,404	14,620,417
Deficit accumulated during the development stage	(16,716,114)	(15,670,364)
Total stockholders' deficit	(439,927)	(203,685)

Total liabilities and stockholders' deficit	$327,110	$312,515

See accompanying notes to the financial statements

-F1-

eTELCHARGE.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended		June 7, 1999
	June 30,		June 30,		(Inception) to
					June 30,
	2008	2007	2008	2007	2008

Revenues	$17,726	$7,102	$26,890	$18,652	$125,002
Operating expenses	469,238	379,707	1,051,922	651,594	16,457,377
Net loss from operations	(451,512)	(372,605)	(1,025,032)	(632,942)	(16,332,375)
Other income	-	-	-	-	61,826
Loss on extinguishment of debt, net	-	-	-	(642,754)	(293,620)
Interest expense, net	(12,005)	(7,695)	(20,718)	(15,622)	(151,946)
Net loss	$(463,517)	$(380,300)	$(1,045,750)	$(1,291,318)	$(16,716,114)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	293,481,413	215,840,525	289,441,951	182,310,815

See accompanying notes to the financial statements

-F2-

eTELCHARGE.COM
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			June 7, 1999
	Six months ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,045,750)	$(1,291,318)	$ (16,716,114)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	16,542	1,352	134,387
Issuance of common stock for services	393,494	471,138	9,764,263
Issuance of stock options for services	144,817	-	871,067
Mark derivative instrument to market	830	-	830
Imputed interest	-	13,126	63,036
Loss on extinguishment of debt	-	642,754	293,620
Changes in:
Deferred acquisition fees	(230,000)	-	(230,000)
Interest receivable	(2,872)	-	(4,297)
Prepaid expenses and other current assets	16,897	-	(9,527)
Accounts payable	359,708	4,034	465,777
Accrued expenses	28,775	26,137	2,834,581
Payroll tax obligation	(72,323)	18,817	40,288
Net cash used in operating activities	(389,882)	(113,960)	(2,492,089)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital lease obligation	-	-	8,911
Disposal of property and equipment	-	-	867
Purchase of property and equipment	(2,991)	-	(79,873)
Net cash used in investing activities	(2,991)	-	(70,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	171,499	143,332	2,067,682
Proceeds from convertible note payable (net of offering costs)	-	-	171,531
Net loan proceeds from shareholder	-	(11,990)	337,752
Proceeds from notes payable-other	-	-	153,233
Payments on notes payable-other	(1,975)	(293)	(44,636)
Payment on note payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	169,524	131,049	2,569,062

NET CHANGE IN CASH	(223,349)	17,089	6,878

CASH, beginning of period	230,227	1,672	-

CASH, end of period	$ 6,878	$18,761	$ 6,878

See accompanying notes to the financial statements

-F3-

			June 7, 1999
	Six months ended		(Inception) to
	June 30,		June 30,
	2008	2007	2008
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$ -	$-	$1,000
Derivative liability	830	-	145,473
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	-	21,595
Issuance of common stock for accrued expenses	92,034	7,150	3,959,135
Issuance of common stock for pending stock subscriptions	-	-	153,220
Stock issued for conversion of debenture	5,000	-	5,000
Note payable issued for purchase of insurance	26,000	-	26,000
Supplemental cash flow disclosures:
Cash paid for interest	59,133	2,496	113,610

See accompanying notes to the financial statements

-F4-

eTELCHARGE.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of June 30, 2008, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $1,045,750 for the six months ended June 30, 2008, has an accumulated deficit of $16,716,114 and a working capital deficit of $657,775.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008:

Description	Life	Amount
Computer equipment	3-5 years	$29,430
Office furniture and equipment	5 years	4,083
		33,513
Less: accumulated depreciation		(8,250)
		$25,263

Depreciation expense is recorded using the straight-line method and totaled $3,699 and $1,352 for the 6 months ended June 30, 2008 and 2007, respectively.

NOTE 4 - ACCRUED COMPENSATION

During the six months ended June 30, 2008, eTelcharge issued 9,496,904 shares of common stock valued at $485,528 to consultants for services rendered.  Of the total amount issued, $393,494 was for current period services and $92,034 was for services performed in prior periods and was accrued at December 31, 2007.

As of June 30, 2008, the Company accrued $36,606 payable in cash and $11,714 payable in 457,499 shares of common stock for compensation for services rendered to the Company.

-F5-

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at June 30, 2008 and December 31, 2007 was $40,000 and $108,026, respectively.

NOTE 6 – STOCK OPTIONS

As of June 30, 2008, there were 23,410,000 options outstanding, all of which were vested.  For the six months ended June 30, 2008, the compensation expense for stock options was $144,817.   There were no stock options exercised for the six months ended June 30, 2008 and 2007.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended June 30, 2008:

Outstanding at December 31, 2007	25,010,000
Granted at market price	600,000
Cancelled or expired	(2,200,000)
Exercised	-
Outstanding at June 30, 2008	23,410,000

At June 30, 2008, the Company had 20,000,000 stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock. The intrinsic value for these options is $180,000.  For additional or supplemental information regarding the Company’s stock options, see our Form 10-KSB for the fiscal year ended December 31, 2007.

NOTE 7 - DERIVATIVES

On December 28, 2007, eTelcharge entered into a securities purchase agreement with Golden Gate Investors (“GGI”).  Under the purchase agreement, eTelcharge issued to GGI a debenture (the “Debenture”), convertible into eTelcharge’s common stock, in the amount of $1.5 million.  GGI paid for the debenture by delivering a cash payment of $200,000 and a note for $1.3 million from GGI to eTelcharge.  At any time, GGI may convert a portion of the Debenture equal to the amount of cash paid to eTelcharge on the initial issuance of the Debenture and pursuant to payments made under the note from GGI, into common stock at a conversion price equal to the lesser of $0.50 per share or 80% of the three lowest Volume Weighted Average Prices (“VWAP”) of eTelcharge’s common stock during the 20 trading days preceding the election to convert.  As of June 30, 2008 and December 31, 2007, $195,000 and $200,000, respectively, of the Debenture was convertible.

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

-F6-

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of June 30, 2008, December 31, 2007 and December 28, 2007, the date of the agreement, was as follows:

	06/30/08	12/31/07	12/28/07
Net balance	$195,000	$200,000	$200,000
Less unamortized discount	134,997	144,642	144,845

Convertible debt	$60,003	$55,358	$55,155

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

-F7-

The fair value of the compound derivative embedded in the Debenture as of June 30, 2008, December 31, 2007 and December 28, 2007 determined using the lattice valuation model was based on the following management assumptions:

	June 30, 2008	December 31, 2007	December 28, 2007
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	120%	142%	142%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%	5%

eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below (starting at 0% increasing 2% per month to a maximum of 90%):	$0.05	$0.05	$0.05

Based on these management assumptions, the fair value of the embedded derivative as of June 30, 2008, December 31, 2007 and December 28, 2007 was calculated by management to be $142,684, $144,643 and $144,845, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.  At June 30, 2008, the Company’s derivative liability of $142,684 is carried at fair value measured on a recurring basis.  The fair value is determined based on Level 2 inputs as defined in the valuation hierarchy of SFAS 157.  Accordingly, the Company considers the financial assets and liabilities as reported in the Company’s financial statements to approximate their respective fair value.

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

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward is approximately $11,278,784 and $10,233,034 at June 30, 2008 and December 31, 2007, respectively, and will expire in the years 2020 through 2028.

At June 30, 2008 and December 31, 2007, deferred tax assets consisted of the following:

	June 30, 2008	December 31, 2007

Net operating losses	$1,691,818	$1,499,274
Less: valuation allowance	(1,691,818)	(1,499,274)
Net deferred tax asset	$-	$-

-F8-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 11, 2008, eTelcharge entered into an Equity Acquisition Agreement (the “Acquisition Agreement”), with PaymentOne Corporation (“P1”), and The Billing Resource, d/b/a Integretel, Inc. (“TBR”).  Under the Acquisition Agreement, the Company would acquire approximately 98% of the equity interests of P1 from TBR in exchange for the Company’s agreement to operate P1’s business in the ordinary course with an immediate payment by the Company of $1,500,000 cash and, to provide additional capital support to P1, and to guarantee certain of P1’s debts and obligations, including accounts payable. As conditions to closing, the remaining approximately 2% of outstanding P1 equity owned by its minority stockholders will also be acquired by the Company in exchange for 642,185 shares of the Company’s common stock, and certain outstanding options for P1 equity will be cancelled and replaced on a formula basis with options to purchase $500,000 (valued as of the closing date) of the Company’s common stock, while the remaining outstanding options for P1 equity will be cancelled on terms reasonably acceptable to the Company and P1. It is anticipated that P1 and TBR will continue to provide to each other certain shared and support services following the closing upon substantially the same pricing and other terms existing prior to the closing.  In addition, following the purchase of equity interests from TBR, the Company has agreed to convey to TBR approximately $12.8 million of debt owed by TBR to P1, subject to adjustment under certain circumstances, effectively canceling this obligation. As of March 31, 2008, P1 has written off this amount for accounting purposes.  The acquisition is targeted to close in mid to late summer 2008, pending fulfillment of the closing conditions described above. The Acquisition Agreement specifies the termination rights of the parties and sets forth the circumstances under which, in connection with termination of the Acquisition Agreement, TBR may be required to pay the Company a break fee of $150,000.

The Company has capitalized $230,000 of legal fees related to this acquisition.  Closing of the transaction is uncertain at this time.  If the transaction does not close, these fees will be expensed.

The Company received notice in early April, 2008 that a complaint has been filed in the County Court at Law No. 3, Dallas County Texas, by several former consultants who provided software programming services to the Company alleging that the Company owes each plaintiff compensation equal to one million shares of the Company's common stock, or a total of five million shares. The former CEO of the Company has settled this complaint, by payment of common stock held by him, to the plaintiffs, in the amounts asserted to be owed.  Under this resolution, the Company believes that there is no material financial impact to the Company.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At June 30, 2008, eTelcharge will be required to issue up to 4,744,166 shares of common stock over the next 12 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In February 2007, eTelcharge entered into a modified lease agreement extending the lease expiration to January 2010. The new base rent is $4,098 per month.

Under the new lease, future minimum lease commitments are as follows:

2008 – 6 months	$24,588
2009	$49,176
2010	$4,098

Rent expense totaled approximately $19,714 and $27,526 for each of the six months ended June 30, 2008 and 2007, respectively.

-F9-

NOTE 10 - COMMON STOCK

Since inception and through June 30, 2008, the following share activity occurred:

	Shares	Amount
Shares for cash	79,651,491	$2,112,005
Shares for services	159,454,748	12,174,068
Shares for items paid on the Company’s behalf	11,327,134	243,548
Settlement of debt	50,000,000	800,000
Conversion of debenture to common stock	268,240	7,661
Shares for assets	12,800	4,800
Amortization of stock options		871,067
Share cancellation	(120,000)	-
Imputed Interest	-	63,038
Totals	300,594,413	$16,276,187

During the six months ended June 30, 2008, eTelcharge issued 9,496,904 shares valued at $485,528 for services rendered to the Company.  Of the total amount issued, $393,494 was for current period services, and $92,034 was for services performed in prior periods and was accrued at December 31, 2007.

NOTE 11 – SUBSEQUENT EVENT

On July 15, 2008, GGI prepaid $250,000 of the 8% promissory note payable (see Note 7).  Additionally, from July 1, 2008 through August 5, 2008, GGI converted $85,000 of the 7.75% debenture into 7,087,651 shares of the Company’s common stock.

On July 17, 2008, the Company entered into a one year consulting agreement with GID Group, Inc (“GID”) whereby the Company agreed to pay GID 19,500,000 restricted shares of the Company’s common stock, contingent on an increase in the authorized shares by the shareholders of the Company at the annual 2008 shareholders’ meeting to five billion shares, and subject to Board of Directors’ approval, in exchange for consulting services on business strategies and business development.

-F10-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations contains various “forward looking statements” within the meaning of Section 21E of the Exchange Act of 1934, regarding future events or the future financial performance of the Company that involve risk and uncertainties.  Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words included but not limited to “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operation results and financial position.  We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.  Readers should carefully review the risk factors and any other cautionary statements contained in the Company’s Annual Report on Form 10-KSB and other SEC filings.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, or otherwise.

The following information should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-Q.

We had a net loss of $1,045,750 during the six months ended June 30, 2008, a decrease of $245,568 compared to a loss of $1,291,318 for the six months ended June 30, 2007.  The decreased loss primarily resulted from a decrease of approximately $643,000 loss on extinguishment of debt, plus a decrease of approximately $345,000 in stock option expense, partially offset by an increase in professional fees of approximately $640,000 and an increase in employee compensation of approximately $158,000.

For the three months ended June 30, 2008, the Company had a net loss of $463,517, an increase of $83,217, compared to a loss of $380,300 for the three months ended June 30, 2007.  The increase in loss resulted primarily from an increase in professional fees of approximately $219,000 plus an increase in compensation expenses and benefits of $78,000, partially offset by a decrease in stock compensation of $244,000.

Working capital deficit at June 30, 2008 was $657,775 compared to $198,704 at December 31, 2007.  The decline in working capital is primarily the result of an increase in accounts payable due to a cash shortage experienced by the Company.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure that we will achieve or maintain profitable operations in the future.

Our ability to continue in operation is dependent upon our ability to raise sufficient working capital to cover our expenses. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business, our auditors included an explanatory paragraph as to our ability to continue as a going concern as part of their audit opinion of our financial statements for the year ended December 31, 2007. We have generated $125,002 of revenue since our inception and since inception through the six months ended June 30, 2008 we incurred a cumulative net loss of $16,716,114 including a net loss of $1,045,750 for the six months ended June 30, 2008.

Our operations have been primarily funded through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $2,067,682 from inception through June 30, 2008, and $171,499 from December 31, 2007 through June 30, 2008. In order to continue in business we must continue to raise capital, as revenue from operations will be insufficient in the short term to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan unless we raise additional funds, or unless our revenue grows significantly.

In connection with the Company’s agreement to purchase P1, as described in Note 1 to the financial statements, the Company has agreed to provide capital support of approximately three million dollars to P1, in connection with the closing of the transaction.  There can be no assurance that the Company will be able to raise the capital in order to do so.  In addition, the Company has agreed to guarantee certain of P1’s debts and obligations following the closing, which could have an impact on the Company’s financial condition, if the transaction closes.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures and on the material weakness disclosed in our December 31, 2007 Form 10KSB, we concluded that such disclosure controls and procedures were ineffective as of June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company received notice in early April, 2008 that a complaint has been filed in the County Court at Law No. 3, Dallas County Texas, by several former consultants who provided software programming services to the Company alleging that the Company owes each plaintiff compensation equal to one million shares of the Company's common stock, or a total of five million shares. The former CEO of the Company has settled this complaint, by payment of common stock held by him, to the plaintiffs, in the amounts asserted to be owed.  Under this resolution, the Company believes that there is no material financial impact to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, eTelcharge issued to nine consultants shares of common stock in consideration of services provided, as set forth in the table below.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and that the consultants had sufficient sophistication and access to information about eTelcharge.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Value of Services ($)
04/16/08	1,000,000	50,000
05/06/08	2,385,334	92,610
05/21/08	467,000	28,020
05/28/08	1,005,555	39,809

As described in the chart below, the Company agreed to issue to two “accredited” investors shares of it’s common stock for cash.  These purchases and sales were made without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and in reliance upon the representations of such investors as to such investor’s status as an accredited investor and investment experience, that such investor had access to information about the Company, that such investor was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the Securities Act and an acknowledgement by such investor that resale of such securities may not be made unless registered under the Securities Act or another exemption from registration is available.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Cash Consideration
05/06/08	1,300,000	26,000
05/28/08	3,025,000	60,499
06/13/08	500,000	10,000
06/20/08	500,000	10,000
06/24/08	250,000	5,000
06/27/08	666,667	10,000
	6,241,667	121,499

 In addition, as previously disclosed, $50,000 was received at the end of the first quarter ended March 31, 2008, with 2,500,000 shares of the Company’s common stock issued during the quarter ended June 30, 2008.

Item 6. Exhibits

Exhibit No.

Description

10.1

Equity Acquisition Agreement, dated as of June 11, 2008, by and among The Billing

Resource, d/b/a Integretel, Inc., a California corporation, PaymentOne Corporation, a Delaware corporation, and Etelcharge.com.

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

Date: August 8, 2008

/s/ Robert M. Howe III

By: Robert M. Howe III

Title: President and Chief Executive Officer

Date: August 8, 2008

/s/ Robyn Priest

By: Robyn Priest

Title: Senior Vice President - Finance and Chief Financial Officer

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of eTelcharge.com;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant 's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant 's internal control over financial reporting; and

5.

The registrant 's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant 's auditors and the audit committee of the registrant 's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant 's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2008

/s/ Robert M. Howe III

Robert M. Howe III

President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

(Chief Financial Officer)

I, Robyn Priest, Senior Vice President - Finance and Chief Financial Officer of eTelcharge.com, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of eTelcharge.com;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant 's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant 's internal control over financial reporting; and

5.

The registrant 's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant 's auditors and the audit committee of the registrant 's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant 's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2008

/s/ Robyn Priest

Robyn Priest

Senior Vice President – Finance and Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATION

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2008

/s/ Robert M. Howe III

Robert M. Howe III

President and Chief Executive Officer

 This certification is being furnished to the SEC with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.

Exhibit 32.2

SECTION 1350 CERTIFICATION

(Chief Financial Officer)

I, Robyn Priest, Senior Vice President – Finance and Chief Financial Officer of eTelcharge.com (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 8, 2008

/s/ Robyn Priest

Robyn Priest

Senior Vice President – Finance and Chief Financial Officer

 This certification is being furnished to the SEC with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section.