Form 10-Q
period 2008-09-30
eTELCHARGE.COM
filed 2008-11-14
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 000-304799

eTELCHARGE.COM
(Exact name of registrant as specified in its charter)

NEVADA	75-2847699
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1636 N. HAMPTON SUITE 270, DESOTO, TEXAS	75115
(Address of principal executive offices)	(zip code)

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

As of November 4, 2008, there were 310,880,878 outstanding shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

eTELCHARGE.COM (A Development Stage Company) BALANCE SHEETS
	September 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Current assets:
Cash	$15,923	$230,227
Interest receivable	3,668	1,425
Prepaid expenses and other current assets	23,878	24,444
Total current assets	43,469	256,096

Fixed assets, net of accumulated depreciation of $10,164 and $4,551, respectively	23,348	25,970
Deferred financing costs	23,440	28,469
Deposits	1,980	1,980
Total assets	$92,237	$312,515
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$227,197	$139,732
Payroll tax obligation	40,287	112,610
Accounts payable	599,761	53,598
Derivative liability	87,593	144,643
Current portion of notes payable	19,170	4,217
Total current liabilities	974,008	454,800
Long-term liabilities:
7.75% Convertible debenture, net of discount of $135,625 and $144,642, respectively	204,375	55,358
Notes payable	3,766	6,042
Total liabilities	1,182,149	516,200
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized, 310,880,878 and 282,087,602 issued and outstanding, respectively	932,642	846,262
Common stock issuable, $0.003 par value 4,000,000 shares	20,000	-
Additional paid-in capital	15,441,730	14,620,417
Deficit accumulated during the development stage	(17,484,284)	(15,670,364)
Total stockholders' deficit	(1,089,912)	(203,685)
Total liabilities and stockholders' deficit	$92,237	$312,515

See accompanying notes to the financial statements

F1

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,		June 7, 1999 (Inception) to September 30,
	2008	2007	2008	2007	2008
Revenues	$9,997	$11,116	$36,887	$29,768	$134,999
Operating expenses	762,953	926,878	1,814,875	1,582,221	17,220,330
Net loss from operations	(752,956)	(915,762)	(1,777,988)	(1,552,453)	(17,085,331)
Other income	-	-	-	-	61,826
Gain (Loss) on extinguishment of debt, net	-	52,472	-	(590,283)	(293,620)
Interest expense, net	(15,213)	(8,250)	(35,931)	(23,872)	(167,159)
Net loss	$(768,169)	$(871,540)	$(1,813,919)	$(2,166,608)	$(17,484,284)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average shares outstanding	304,561,443	230,232,546	295,600,790	198,181,874

See accompanying notes to the financial statements

F2

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,		June 7, 1999 (Inception) to September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,813,919)	$(2,166,608)	$(17,384,283)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	19,660	2,410	137,505
Issuance of common stock for services	395,777	1,259,077	9,766,546
Issuance of stock options for services	147,502	-	873,752
Mark derivative instrument to market	(81,173)	-	(81,173)
Imputed interest	-	19,304	63,036
Loss on extinguishment of debt	-	590,282	293,620
Changes in:

Interest receivable	(2,243)	-	(3,668)
Prepaid expenses and other current assets	16,199	(17,777)	(10,225)
Accounts payable	546,163	4,883	652,232
Accrued expenses	180,900	122,473	2,986,706
Payroll tax obligation	(72,323)	(108,667)	40,288
Net cash used in operating activities	(663,457)	(294,623)	(2,765,664)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital lease obligation	-	-	8,911
Disposal of property and equipment	-	-	867
Purchase of property and equipment	(2,991)	(13,765)	(79,873)
Net cash used in investing activities	(2,991)	(13,765)	(70,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	205,100	352,485	2,101,283
Proceeds from convertible note payable (net of offering costs)	-	-	171,531
Net loan proceeds from shareholder	250,000	(14,712)	587,752
Proceeds from note payable – other	-	-	153,233
Payments on notes payable-other	(2,956)	(947)	(45,617)
Payment on note payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	452,144	336,826	2,851,682
NET CHANGE IN CASH	(214,304)	28,438	15,923,
CASH, beginning of period	230,227	1,672	-
CASH, end of period	$15,923	$30,110	$15,923

See accompanying notes to the financial statements

F3

	Nine months ended September 30,		June 7, 1999 (Inception) to September 30,
	2008	2007	2008
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$-	$-	$1,000
Issuance of common stock for retirement of debt	-	150,313
Increase (decrease) in Derivative liability	(81,173)	-	63,470
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	-	21,595
Issuance of common stock for accrued expenses	93,435	7,150	3,960,536
Issuance of common stock for pending stock subscriptions	-	-	153,220
Stock issued for conversion of debenture	110,000	-	110,000
Note payable issued for purchase of insurance	15,633	-	15,633
Supplemental cash flow disclosures:
Cash paid for interest	92,248	3,650	146,725

See accompanying notes to the financial statements

F4

eTELCHARGE.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of September 30, 2008, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $1,813,919 for the nine months ended September 30, 2008, has an accumulated deficit of $17,484,284 and a working capital deficit of $930,539.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008:

Description	Life	Amount
Computer equipment	3-5 years	$29,430
Office furniture and equipment	5 years	4,082
		33,512
Less: accumulated depreciation		(10,164)
		$23,348

Depreciation expense is recorded using the straight-line method and totaled $5,613 and $2,410 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4 - ACCRUED COMPENSATION

During the nine months ended September 30, 2008, eTelcharge issued 9,596,077 shares of common stock valued at $489,213 to employees and consultants for services rendered.  Of the total amount issued, $395,778 was for current period services and $93,435 was for services performed in prior periods and was accrued at December 31, 2007.

As of September 30, 2008, the Company accrued $186,606 payable in cash and $16,699 payable in 1,192,500 shares of common stock for compensation for services rendered to the Company.

F5

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at September 30, 2008 and December 31, 2007 was $40,000 and $108,026, respectively.

NOTE 6 – STOCK OPTIONS

As of September 30, 2008, there were 20,010,000 options outstanding, all of which were vested.  For the nine months ended September 30, 2008, the compensation expense for stock options was $147,502.   There were no stock options exercised for the nine months ended September 30, 2008 and 2007. On July 24, 2008, 3,600,000 options were cancelled.  On the same date, the Board of Directors approved issuing the same number of options, at the current stock price, under a new stock compensation plan, contingent upon approval of the plan by the company’s shareholders.  The shareholders have not yet voted to approve this plan.

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended September 30, 2008:

Outstanding at December 31, 2007	25,010,000
Granted at market price	800,000
Cancelled or expired	(5,800,000)
Exercised	-
Outstanding at September 30, 2008	20,010,000

At September 30, 2008, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.  For additional or supplemental information regarding the Company’s stock options, see our Form 10-KSB for the fiscal year ended December 31, 2007.

NOTE 7 - DERIVATIVES

On December 28, 2007, eTelcharge entered into a securities purchase agreement with Golden Gate Investors (“GGI”).  Under the purchase agreement, eTelcharge issued to GGI a debenture (the “Debenture”), convertible into eTelcharge’s common stock, in the amount of $1.5 million.  GGI paid for the debenture by delivering a cash payment of $200,000 and a note for $1.3 million from GGI to eTelcharge.  At any time, GGI may convert a portion of the Debenture equal to the amount of cash paid to eTelcharge on the initial issuance of the Debenture and pursuant to payments made under the note from GGI, into common stock at a conversion price equal to the lesser of $0.50 per share or 80% of the three lowest Volume Weighted Average Prices (“VWAP”) of eTelcharge’s common stock during the 20 trading days preceding the election to convert.  As of September 30, 2008 and December 31, 2007, $340,000 and $200,000, respectively, of the Debenture was convertible.  At September 30, 2008, GGI has requested conversion of $10,000 (2,435,460 shares) which the Company has not granted.

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

The promissory note delivered by GGI to pay for the Debenture requires GGI to pay $250,000 per month beginning July 15, 2008, and bears interest at the rate of 8% per annum and is payable at maturity, January 31, 2012, with interest payable to eTelcharge monthly.  Interest on the Principal Amount of the Debenture is also payable monthly to GGI, at the rate of 7.75% per annum in cash, or at the option of the holder, in shares of eTelcharge’s common stock valued at the then applicable conversion price.  The maturity date of the Debenture is December 26, 2011. GGI failed to make the required payments on August 15, September 15 and October 15, 2008.  Additionally, GGI did not make the monthly interest payment due October 1st and November 1st.

F6

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of September 30, 2008, December 31, 2007 and December 28, 2007, the date of the agreement, was as follows:

	September 30, 2008	December 31, 2007	December 28, 2007
Net balance	$340,000	$200,000	$200,000
Less unamortized discount	135,625	144,642	144,845
Convertible debt	$204,375	$55,358	$55,155

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

F7

The fair value of the compound derivative embedded in the Debenture as of September 30, 2008, December 31, 2007 and December 28, 2007 determined using the lattice valuation model was based on the following management assumptions:

	September 30, 2008	December 31, 2007	December 28, 2007
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	120%	142%	142%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%	5%
eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below (starting at 0% increasing 2% per month to a maximum of 90%):	$0.05	$0.05	$0.05

Based on these management assumptions, the fair value of the embedded derivative as of September 30, 2008, December 31, 2007 and December 28, 2007 was calculated by management to be $87,593, $144,643 and $144,845, respectively.

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

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward is approximately $12,046,953 and $10,233,034 at September 30, 2008 and December 31, 2007, respectively, and will expire in the years 2020 through 2028.

At September 30, 2008 and December 31, 2007, deferred tax assets consisted of the following:

	September 30, 2008	December 31, 2007
Net operating losses	$1,807,043	$1,499,274
Less: valuation allowance	(1,807,043)	(1,499,274)
Net deferred tax asset	$-	$-

F8

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 11, 2008, eTelcharge entered into an Equity Acquisition Agreement (the “Acquisition Agreement”), with PaymentOne Corporation (“P1”), and The Billing Resource, d/b/a Integretel, Inc. (“TBR”).  Under the Acquisition Agreement, the Company would acquire approximately 98% of the equity interests of P1 from TBR in exchange for the Company’s agreement to operate P1’s business in the ordinary course with an immediate payment by the Company of $1,500,000 cash and, to provide additional capital support to P1, and to guarantee certain of P1’s debts and obligations, including accounts payable. As conditions to closing, the remaining approximately 2% of outstanding P1 equity owned by its minority stockholders will also be acquired by the Company in exchange for 642,185 shares of the Company’s common stock, and certain outstanding options for P1 equity will be cancelled and replaced on a formula basis with options to purchase $500,000 (valued as of the closing date) of the Company’s common stock, while the remaining outstanding options for P1 equity will be cancelled on terms reasonably acceptable to the Company and P1. It is anticipated that P1 and TBR will continue to provide to each other certain shared and support services following the closing upon substantially the same pricing and other terms existing prior to the closing.  In addition, following the purchase of equity interests from TBR, the Company has agreed to convey to TBR approximately $12.8 million of debt owed by TBR to P1, subject to adjustment under certain circumstances, effectively canceling this obligation.  The terms of this acquisition remain under consideration by both parties; however, no projected closing date has been set as of this time and the closing of this transaction continues to be uncertain.

During the quarter ended June 30, 2008, the Company capitalized $230,000 of legal fees related to this acquisition.  However, due to the uncertainty of the eventual closing of the transaction, this amount was written off in the current quarter.

On July 24, 2008, the Board of Directors approved a stock grant of 10,000,000 shares of the Company’s common stock to Robert Howe, CEO.  Additionally the Board of Directors approved a twelve month consulting agreement for 19,500,000 shares.  Both of these are contingent upon the shareholders approval of an increase in the authorized number of shares of the Company’s common stock to 3 billion shares.

On October 15, 2008, the IRS filed a tax lien against the Company for unpaid interest in the amount of $33,793.

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At September 30, 2008, eTelcharge will be required to issue up to 4,311,667 shares of common stock over the next 12 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In February 2007, eTelcharge entered into a modified lease agreement extending the lease expiration to January 2010. The new base rent is $4,098 per month.

Under the new lease, future minimum lease commitments are as follows:

2008 – 3 months	$12,294
2009	$49,176
2010	$4,098

Rent expense totaled approximately $30,985 and $35,047 for each of the nine months ended September 30, 2008 and 2007, respectively.

F9

NOTE 10 - COMMON STOCK

Since inception and through September 30, 2008, the following share activity occurred:

	Shares	Amount
Shares for cash	80,558,157	$2,125,605
Shares for services	159,553,914	12,177,753
Shares for items paid on the Company’s behalf	11,327,134	243,548
Settlement of debt	50,000,000	800,000
Conversion of debenture to common stock	9,548,873	85,877
Shares for assets	12,800	4,800
Amortization of stock options	-	873,751
Share cancellation	(120,000)	-
Imputed Interest	-	63,038
Totals	310,880,878	$16,374,372

During the nine months ended September 30, 2008, eTelcharge issued 9,596,077 shares valued at $489,213 for services rendered to the Company.  Of the total amount issued, $395,778 was for current period services, and $93,435 was for services performed in prior periods and was accrued at December 31, 2007.

F10

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

We had a net loss of $1,813,919 during the nine months ended September 30, 2008; a decrease of $352,689 compared to a loss of $2,166,608 for the nine months ended September 30, 2007.  The decreased loss primarily resulted from a decrease of approximately $590,000 loss on extinguishment of debt, a decrease of approximately $756,000 in stock option expense, an increase of approximately $74,000 interest income and $88,000 income caused by a change in derivatives, partially offset by an increase in professional fees of approximately $889,000 and an increase in employee compensation of approximately $362,000.

For the three months ended September 30, 2008, the Company had a net loss of $768,169, a decrease of $103,371, compared to a loss of $871,540 for the three months ended September 30, 2007.  The decrease in loss resulted primarily from a decrease in stock compensation expense of $410,000, a decrease in license fees of $71,000, a $40,000 charge last year due to the settlement of a lawsuit, and  current year income of $89,000 for the change in the fair value of the derivative instrument, partially offset by a $249,000 increase in professional fees, a $203,000 increase in employee compensation and a $52,000 gain on extinguishment of debt last year.

Working capital deficit at September 30, 2008 was $930,539 compared to $198,704 at December 31, 2007.  The decline in working capital is primarily the result of an increase in accounts payable due to a cash shortage experienced by the Company.

Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure that we will achieve or maintain profitable operations in the future.

Our ability to continue in operation is dependent upon our ability to raise sufficient working capital to cover our expenses. However, there can be no assurance that we will be successful in doing so. Due to our lack of capital and our need for working capital to continue our business, our auditors included an explanatory paragraph as to our ability to continue as a going concern as part of their audit opinion of our financial statements for the year ended December 31, 2007. We have generated approximately $135,000 of revenue since our inception and since inception through the nine months ended September 30, 2008 we incurred a cumulative net loss of $17,484,284 including a net loss of $1,813,919 for the nine months ended September 30, 2008.

Our operations have been primarily funded through the issuance of our common shares. Total cash proceeds for the issuance of common shares totaled $2,125,605 from inception through September 30, 2008, and $185,100 from December 31, 2007 through September 30, 2008. In order to continue in business we must continue to raise capital, as revenue from operations will be insufficient in the short term to meet our working capital needs. However, we cannot assure that any such capital will be available to us. Based upon our current cash resources, we cannot meet our cash requirements or institute our business plan unless we raise additional funds, or unless our revenue grows significantly.

In connection with the Company’s agreement to purchase P1, as described in Note 9 to the financial statements, the Company has agreed to provide capital support of approximately three million dollars to P1, in connection with the closing of the transaction.  There can be no assurance that the Company will be able to raise the capital in order to do so.  In addition, the Company has agreed to guarantee certain of P1’s debts and obligations following the closing, which could have an impact on the Company’s financial condition, if the transaction closes.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures and on the material weakness disclosed in our December 31, 2007 Form 10KSB, we concluded that such disclosure controls and procedures were ineffective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, eTelcharge issued to one consultant, one employee and two directors of the Company (one of which is also an employee) shares of common stock in consideration of services provided, as set forth in the table below.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and that the consultants had sufficient sophistication and access to information about eTelcharge.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Value of Services ($)
08/20/08	99,166	3,685

As described in the chart below, the Company agreed to issue to one “accredited” investor shares of it’s common stock for cash.  These purchases and sales were made without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and in reliance upon the representations of such investors as to such investor’s status as an accredited investor and investment experience, that such investor had access to information about the Company, that such investor was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the Securities Act and an acknowledgement by such investor that resale of such securities may not be made unless registered under the Securities Act or another exemption from registration is available.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Cash Consideration
07/01/08	333,333	5,000
07/11/08	400,000	6,000
07/11/08	173,333	2,600
	906,666	13,600

 In addition, $20,000 was received at the end of the quarter ended September 30, 2008 for the purchase of the
Company’s common stock, and the stock has not been issued as of November 4, 2008.

Item 3. Defaults Upon Senior Securities

No senior securities exist.

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

Date: November 14, 2008

/s/ Robert M. Howe III

By: Robert M. Howe III

Title: President and Chief Executive Officer

Date: November 14, 2008

/s/ Robyn Priest

By: Robyn Priest

Title: Senior Vice President - Finance and Chief Financial Officer