Form 10-K
period 2008-12-31
eTELCHARGE.COM
filed 2009-03-27
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Form 10-K

For Period Ended: 12-31-2009

_____________________________________________________________________________________________________________________

PART I — REGISTRANT INFORMATION

__Etelcharge.com__________________________________________________________________________________________________

Full Name of Registrant

__N/A___________________________________________________________________________________________________________

Former Name if Applicable

_124 Loftin Street, Suite 600_________________________________________________________________________________________

Address of Principal Executive Office (Street and Number)

_ Cedar Hill, TX  75104____________________________________________________________________________________________

City, State and Zip Code

PART II — RULE 12b-25(b)

(b) The subject annual report, semi-annual report, transition report on Form 10-K will be filed on or before the fifteenth calendar day following the prescribed due date.

PART III — NARRATIVE

Part III--Narrative

Etelcharge.com is unable to file on time due to a change in auditors necessitated by our inability to pay the costs required by our former accounting firm to prepare the audit for our 2008 10K.  We did not learn that we would be unable to pay the costs Whitley Penn proposed to charge us until March 10, 2009.  We have engaged a new accounting firm to perform the necessary work to complete our 10K within the extension period.

PART IV — OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Robert Howe

972-298-3800 x 11

(Name)

(Area Code)  (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section

30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant

was required to file such report(s) been filed ?   Yes

_____________________________________________________________________________________________________________

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof ?  No

Etelcharge.com________________________________________________

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date __March 26, 2009_______________________

By ____//s// Robert M. Howe, III_______________

Robert M. Howe, III, CEO