Form 10-K/A
period 2008-12-31
eTELCHARGE.COM
filed 2009-04-15
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 000-304799

eTELCHARGE.COM
(Exact name of registrant as specified in its charter)

NEVADA	75-2847699
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

124 LOFTIN STREET, SUITE 600 CEDAR HILL, TEXAS	75104
(Address of principal executive offices)	(zip code)
972-298-3800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.003 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.             ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐(Do not check if a smaller reporting company)

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 13, 2009 was $320,738  (based on the closing price of $0.001 on April 13, 2009 as reported on the over-the-counter Bulletin Board).

As of April 13, 2009, there were 320,737,978 outstanding shares.

eTelcharge.com

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

TABLE OF CONTENTS

Page
PART I

Item 1 Business	3
Item 2 Properties	7
Item 3 Legal Proceedings	7
Item 4 Submission of Matters to a Vote of Security Holders	7

PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer
Purchases of Equity Securities	7
Item 7 Management’s Discussion and Analysis or Plan of Operation	9
Item 8 Financial Statements and Supplementary Data	F1
Item 9 Changes in and disagreements With Accountants on Accounting and Financial Disclosure	12
Item 9A(T) Controls and Procedures	12
Item 9B Other Information	13

PART III

Item 10 Directors, Executive Officers, and Corporate Governance	14
Item 11 Executive Compensation	15
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters	16
Item 13 Certain Relationships and Related Transactions, and Director Independence	17
Item 14 Principal Accounting Fees and Services.	18

PART IV

Item 15 Exhibits, Financial Statement Schedules.	18

Signatures	19

PART I.

Item 1.  Description of Business.

HISTORY

eTELCHARGE.com (“eTelcharge”), was incorporated under the laws of the State of Nevada on June 7, 1999. Its offices are located at 124 Loftin Street, Suite 600, Cedar Hill, Texas 75104.   eTelcharge has an Internet web site, www.etelcharge.com and its stock symbol is: ETLC.

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

EMPLOYEES

As of April 13, 2009 eTelcharge has 1 full-time employee and 1 part-time employee.

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

Historically, we have been dependent on financings to fund our development and working capital needs.  As of December 31, 2008, we had no cash or cash equivalents.    We do not expect to generate significant revenues from customers in the immediate future.  Accordingly, if we do not raise additional funds from other sources, we would have to continue to severely diminish our operations or halt them entirely.  Additional financing may not be available to us on acceptable terms, or at all.

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

We currently have only two employees, one who is full time and one is part time.  The greatest burden of succeeding in the above areas, therefore, falls on our Board of Directors and these two executive officers.  Focusing on any one of these areas may divert their attention from our other areas of concern and could affect our ability to manage other aspects of our business.  We cannot assure you that our management will be able to succeed in all of these areas or, even if we do so succeed, that our business will be successful as a result.  Our small size and limited operating history may make it difficult for us to attract and retain employees, which could further divert management’s attention from the operation of our business.

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

Our success and ability to compete depend in large part on using our intellectual property and proprietary rights to protect the technology we use and the products we make.  We rely on a combination of patent, trademark, copyright and trade secret law, as well as confidentiality agreements and other contractual relationships with our employees, customers, affiliates, distributors and others to protect our intellectual property rights .

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

Effective internal controls are necessary for us to provide reliable financial statements and effectively prevent fraud.   As disclosed elsewhere in the annual report, management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, and has determined that it is not effective as the result of a lack of segregation of duties and lack of formal financial reporting procedures.  If we cannot provide reliable financial statements or prevent fraud, our operating results and our reputation could be harmed as a result, causing stockholders and/or prospective investors to lose confidence in management and making it more difficult for us to raise additional capital in the future.

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

Item 2.  Description of Property.

In February, 2009 eTelcharge moved to 124 Loftin Street, Suite 600, Cedar Hill, Texas 75104, where we lease 110 square feet of office space. The rent is $110 per month on a month to month agreement.

Prior to that, eTelcharge leased 3,000 square feet of office space on a three-year lease expiring January 31, 2010 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115.  The base rent was $4,098 per month.  In February, 2009, the landlord confiscated the office furniture and and some equipment of eTelcharge in exchange for past and future unpaid rent.

We believe our facilities are adequate and suitable for our current level of operations. Our management believes that the leased property is adequately covered by insurance.

Item 3. Legal Proceedings

On February 2, 2009, the Company was named a defendant in a suit brought by Golden State Equity Investors (formerly known as Golden Gate Investors, Inc.) in the Superior Court of the State of California, County of San Diego, COMPLAINT FOR BREACH OF CONTRACT concerning that certain Debenture, Securities Purchase Agreement and Promissory Note by and between Golden Gate Investors, Inc. and the Company dated December 27, 2007.  The suit alleges the Company is in default of the agreement and seeks damages in the amount of $630,184.46, costs of suit incurred and attorneys' fees. There has been no action on the suit since it was filed.  The Company intends to vigorously defend the suit and asserts that the secured promissory note receivable dated December 27, 2007 from Golden Gate Investors, Inc. to the Company is in default.  It is the opinion of management this it is too early to make a determination of the outcome of the suit.  Therefore, no additional liability has been recorded in accordance with SFAS No. 5 “Accounting for Contingencies.”

The Department of the Treasury, Internal Revenue Service filed a Notice of Federal Tax Lien dated October 1, 2008 in the amount of $30,779.64

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this Form 10-K to a vote of eTelcharge’s security holders.

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

Fiscal Year ended December 31, 2008
QUARTER ENDED	LOW	HIGH
October 1, 2008 – December 31, 2008	.001	.014
July 1, 2008 – September 30, 2008	.005	.023
April 1, 2008 – June 30, 2008	.020	.060
January 1, 2008 – March 31, 2008	.043	.080
Fiscal Year ended December 31, 2007
QUARTER ENDED	LOW	HIGH
October 1, 2007- December 31, 2007	.05	.11
July 1, 2007 - September 30, 2007	.03	.12
April 1, 2007- June 30, 2007	.01	.04
January 1, 2007 - March 31, 2007	.02	.03

As of April 13, 2009, we had approximately 635 holders of record of voting common stock.

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

Recent Sales of Unregistered Securities

As described in the chart below, the Company issued to three “accredited investors” shares of its common stock (“Common Stock”), par value $.003 per share, for cash.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there under, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and in reliance upon the representations of such investors as to such investor’s status as an accredited investor and investment experience, that such investor had access to information about the Company, that such investor was purchasing such securities for its own account and not with a view to resale or distribution or any part thereof in violation of the Securities Act and an acknowledgement by such investor that resale of such securities may not be made unless registered under the Securities Act or another exemption from registration is available.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Consideration ($)
April 24, 2008	2,500,000	50,000
May 6, 2008	1,300,000	26,000
May 28, 2008	3,025,000	60,500
June 13, 2008	500,000	10,000
June 20, 2008	500,000	10,000
June 24, 2008	250,000	5,000
June 27, 2008	666,667	10,000
July 1, 2008	333,333	5,000
July 11, 2008	573,333	8,600
November 4, 2008	6,000,000	36,000
December 14, 2008	3,857,100	15,000

As described in the chart below, eTelcharge issued to ten consultants shares of Common Stock in consideration of a combination of services provided and, with respect to one consultant, cash and services.  These shares were issued without registration in reliance upon the exemption afforded by the provisions of Section 4(2) of the Securities Act, based on the fact that the issued shares were not sold or offered pursuant to general solicitation, and that the consultants had sufficient sophistication and access to information about eTelcharge.  In addition, such shares bear a legend indicating such restrictions on transferability.

Date	Number of Shares Issued	Value of Consideration ($)
January 8, 2008	3,315,468	197,000
March 11, 2008	1,323,554	78,090
April 16, 2008	1,000,000	50,000
May 6, 2008	2,390,334	92,637
May 21, 2008	467,000	28,020
May 28, 2008	1,005,555	39,809
August 20, 2008	99,166	3,685

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

During 2008, the following conversions were made:

Date	Number of Shares Issued	Value of Debenture Converted ($) ($)
July 7, 2008	606,796	10,000
July 9, 2008	1,213,592	20,000
July 18, 2008	431,034	5,000
July 21, 2008	446,429	5,000
July 24, 2008	460,660	5,000
July 25, 2008	921,31	10,000
July 29, 2008	2,005,214	20,000

Additionally, at December 31, 2008, GGI has requested conversion of $10,000 (2,435,460 shares) which the Company has not granted.

Under the Purchase Agreement, GGI is required to purchase up to three additional debentures, each in the amount of $1.5 million, on terms analogous to the Debenture, upon satisfaction of the requirement that the Debenture, and each succeeding debenture which has been issued subsequent to the Debenture, has no more than $250,000 outstanding, i.e., the requirement arises when the prior debenture has been converted or otherwise redeemed so that no more than $250,000 is outstanding.  GGI has the right to eliminate its obligations to purchase each of the three additional debentures by a payment of $100,000. GGI failed to make the required payments from August 15, 2008 through the current date.  Additionally, GGI did not make the monthly interest payment due from October 1st  through the current date, nor did eTelcharge.com make interest payments to GGI from September 15th through the current date.  (See Part I Item 3 Legal Proceedings for more information.)

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

Item 7. Management's Discussion and Analysis or Plan of Operation.

Our financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of our financial condition, changes in financial condition and results of operations over the last two fiscal years.

Management’s discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Exchange Act, regarding future events or the future financial performance of eTelcharge that involve risk and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words such as “ anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operation results and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

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

Results of Operations

Revenues

We are a development stage company and, as such, have generated nominal revenues.  Revenues were $59,064 for the year ended December 31, 2008, as compared to $44,170 for the year ended December 31, 2007, a 34%  increase.  This increase is due to more residual income caused by an increase in the transactions processed by our credit card merchants.     We have generated $157,176 in revenue since our inception.

Operating Expenses

Operating expenses for the year ended December 31, 2008 were $2,106,775 a decrease of $536,568, or 20%, as compared to $2,643,343 for fiscal 2007.  The decrease primarily relates to a decrease in the non-cash charges associated with the issuance of common stock and stock options for services of approximately $948,000 and a decrease in IRS penalties of $97,000 partially offset by an increase in professional fees of approximately $221,000 and an increase in compensation of approximately $342,000.

Net Loss

eTelcharge had a net loss of $1,935,540 for the year ended December 31, 2008, a decrease of $989,064, or 34%, as compared to a net loss of $2,924,604 for 2007.  The decreased loss primarily resulted from a decrease in the operating expenses as discussed above and a 2007 loss on extinguishment of debt of approximately $294,000.  Since inception, we have incurred a cumulative net loss of $17,605,904.  Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot assure you that we will achieve or maintain profitable operations in the future.

Financial Condition

The following table sets forth certain relevant measures of our liquidity and capital resources:

Year ended December 31, 2008
Cash and cash equivalents	$0
Current Assets	$1,111
Current liabilities	$1,204,209
Ratio of current assets to current liabilities	.00
Stockholders’ deficit per common share	.0036

At December 31, 2008, we had no cash and cash equivalents, a decrease of $230,227, as compared to $230,227 at December 31, 2007.  This decrease resulted from an increase in cash used in operating activities and a decrease in cash provided by financing activities.  Total cash proceeds, net of offering costs, for financing activities was $492,714 for the year ended December 31, 2008, a decrease of $221,666, or 31%, as compared to $714,380 for 2007.  The funds generated from financing activities during fiscal 2008 were used mainly to fund operating expenses. Total cash proceeds, net of offering costs, for financing activities is $2,892,252 for the period from inception through December 31, 2008.

Our current liabilities increased from $454,800 at December 31, 2007 to $1,204,209 at December 31, 2008, an increase of 265%, primarily due to legal fees incurred by the company during the year that were not paid at December 31, 2008.

Historically, we have been dependent on financings to fund our development and working capital needs.  We do not expect to generate significant revenues from customers in the immediate future.  We believe our existing capital resources will not be sufficient to provide needed capital for three months..  Accordingly, if we do not raise additional funds from other sources, we would have to continue to severely diminish our operations or halt them entirely.  Additional financing may not be available to us on acceptable terms, or at all.

Due to our lack of capital and our need for working capital to continue our business plan, our independent registered public accountants issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 8.   Financial Statements.

INDEX TO FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTNG FIRM	F2

FINANCIAL STATEMENTS
Balance Sheet	F3
Statements of Operations	F4
Statement of Changes in Stockholders' Deficit	F5
Statements of Cash Flows	F8
Notes to Financial Statements	F10

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

eTelcharge.com, Inc.

Cedar Hill, Texas

We have audited the accompanying balance sheet of eTelcharge.com, Inc. (the “Company”) (a development stage company) as of December 31, 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and for the period from June 7, 1999 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eTelcharge.com, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from June 7, 1999 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency and has incurred continuing losses, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

eTelcharge.com, Inc. (A Development Stage Company)

Desoto, Texas

We have audited the accompanying balance sheet of eTelcharge.com, Inc. (A Development Stage Company) as of December 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of eTelcharge.com, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. eTelcharge is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of eTelcharge’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eTelcharge.com, Inc., as of December 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

March 28, 2008

F2

eTELCHARGE.COM (a development stage company) BALANCE SHEETS
	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$-	$230,227
Interest receivable	-	1,425
Prepaid expenses and other current assets	1,111	24,444
Total current assets	1,111	256,096

Fixed assets, net of accumulated depreciation of $12,078 and $4,551, respectively	21,434	25,970
Deferred financing costs	21,719	28,469
Deposits	1,980	1,980
Total assets	$46,244	$312,515
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$295,063	$139,732
Payroll tax obligation	40,280	112,610
Accounts payable	589,615	53,598
Derivative liability	47,076	144,643
Current portion of notes payable	5,151	4,217
Cash received for stock purchased, but not yet issued	15,000	-
7.75% Convertible debenture, net of discount of $127,976	212,024	-

Total current liabilities	1,204,209	454,800
Long-term liabilities:
7.75% Convertible debenture, net of discount of $144,642	-	55,358
Notes payable	2,719	6,042
Total liabilities	2,719	516,200
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized, 320,737,978 and 282,087,602 issued and outstanding, respectively	962,213	846,262
Additional paid-in capital	15,483,007	14,620,417
Deficit accumulated during the development stage	(17,605,904)	(15,670,364)
Total stockholders' deficit	(1,160,684)	(203,685)
Total liabilities and stockholders' deficit	$46,244	$312,515

See accompanying notes to the financial statements

F3

eTELCHARGE.COM (a development stage company) STATEMENTS OF OPERATIONS
	Year ended December 31,		June 7, 1999 (Inception) to December 31,
	2008	2007	2008
Revenues	$59,064	$44,170	$157,176
Operating expenses	2,106,775	2,634,343	17,480,625
Loss from operations	(2,047,711)	(2,590,173)	(17,323,449)
Other income	226,459	1,627	288,286
Loss on extinguishment of debt, net	-	(293,620)	(293,620)
Interest expense, net	(114,288)	(42,438)	(277,121)
Net loss	$(1,935,540)	$(2,924.604)	$(17,605,904)
Basic and diluted net loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding	300,566,376	218,487,368

See accompanying notes to the financial statements

F4

eTELCHARGE.COM, INC.
(a development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from June 7, 1999 (Inception) through December 31, 2008

	Price per share	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Issuance of founder shares	$0.00	30,851,880	$92,556	$(69,417)	$-	$23,139
Deemed distribution related to purchase
of asset from affiliate in 1999	-	-	-	(53,500)	-	(53,500)
Issuance of common stock for property
and equipment in 2001	0.38	12,800	38	4,762	-	4,800
Issuance of common stock for cash:
1999	.01-.06	4,160,000	12,480	37,520	-	50,000
2000	.01-.38	3,798,668	11,396	495,074	-	506,470
2001	.13-.5	826,476	2,479	259,798	-	262,277
2002	.13-.88	630,420	1,890	189,835	-	191,725
Issuance of common stock for services:
2000	0.38	1,484,200	4,453	552,122	-	556,575
2001	.13-.38	13,001,520	39,005	4,343,021	-	4,382,026
2002	.38	2,124,800	6,374	797,926	-	804,300
Share adjustment in 2002	-	275,060	825	(634)	-	191
Cancellation of common stock in 2002	-	(120,000)	(360)	360	-	-
Net loss	-	-	-	-	(7,153,550)	(7,153,550)
Balances, December 31, 2002		57,045,824	171,136	6,556,867	(7,153,550)	(425,547)

Issuance of common stock for services	0.03	9,200,800	27,602	202,498	-	230,100
Issuance of common stock for cash	0.38	273,064	819	101,956		102,775
Net loss	-	-	-	-	(2,271,341)	(2,271,341)
Balances, December 31, 2003		66,519,688	199,557	6,861,321	(9,424,891)	(2,364,013)

Net loss		-	-	-	(772,712)	(772,712)
Balances, December 31, 2004		66,519,688	$199,557	$6,861,321	$(10,197,603)	$(3,136,725)

See accompanying notes to the financial statements

F5

	Price per share	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Issuances of common stock for cash:	.08-.013	532,000	1,596	4,554	-	6,150
Issuance of common stock for stock payable from prior year	.0083-.38	3,718,424	11,158	136,849	-	148,007
Issuance of common stock for services	.0125-.3325	58,151,594	174,454	4,325,887		4,500,341
Imputed interest on stockholder loan			-	12,014	-	12,014
Net loss			-	-	(2,107,987)	(2,107,987)
Balances, December 31, 2005		128,921,706	386,765	11,340,625	(12,305,590)	(578,200)

Issuance of common stock
for stock payable from prior year	.065	417,040	1,251	3,962		5,213
Issuances of common stock for cash	0.005	8,000,000	24,000	16,000		40,000
Issuances of common stock services	0.085	1,091,313	3,274	84,325		87,599
Imputed interest on stockholder loan				26,327		26,327
Net loss					(440,170)	(440,170)
Balances, December 31, 2006		138,430,059	415,290	11,471,239	(12,745,760)	(859,231)

Issuance of common stock for cash	.005-.04	48,553,732	134,706	448,860		583,566
Issuance of common stock for services	.016-.083	34,243,677	102,731	1,052,684		1,155,415
Issuance of common stock for items paid eTelcharge’s behalf	.005-.02	10,860,134	43,535	246,689		290,224
Issuance of common stock for settlement of debt	.016	50,000,000	150,000	650,000		800,000
Imputed interest on stockholder loan				24,695		24,695
Amortization of Stock Options issued to officers for services				726,250		726,250

Net loss					(2,924,604)	(2,924,604)

Balances, December 31, 2007		282,087,602	$846,262	$14,620,417	$(15,670,364)	$(203,685)
			F6

	Price per share	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Issuances of common stock for cash:	.0035-.02	19,505,433	58,516	171,587		230,103
Issuance of common stock for services	.02-.06	9,596,070	28,788	460,424		489,212
Conversion of Debenture into Common Stock	.009-.016	9,548,873	28,647	81,353		110,000
Amortization of Stock Options issued to officers for services				173,350		173,350
Effect of derivatives				(24,124)		(24,124)
Net loss					(1,935,540)	(1,935,540)
Balances, December 31, 2008		320,737,978	$962,213	$15,483,007	$(17,605,904)	$(1,160,684)

See accompanying notes to the financial statements

F7

eTELCHARGE.COM, INC. (a development stage company) STATEMENTS OF CASH FLOWS
	Year ended December 31,		June 7, 1999 (Inception) to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,935,540)	$(2,924,604)	$(17,605,904)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	30,943	4,024	148,788
Issuance of common stock for services	489,212	1,445,639	12,572,344
Issuance of stock options for services	173,350	726,250	899,600
Mark derivative instrument to market	(121,691)		(121,691)
Imputed interest	-	24,695	63,036
Loss on extinguishment of debt	-	293,618	293,620
Changes in:
Prepaid expenses and other current assets	23,333	(24,444)	3,091
Interest receivable	1,425	(1,425)	-
Accounts payable	508,854	(16,864)	589,615
Accrued expenses	182,494	64,656	295,063
Payroll tax obligation	(72,330)	(59,907)	40,281
Net cash used in operating activities	(719,950)	(468,360)	(2,822,157)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital lease obligation	-	8,911	8,911
Disposal of fixed assets	-	867	867
Purchase of fixed assets	(2,991)	(27,243)	(79,873)
Net cash used in investing activities	(2,991)	(17,465)	(70,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	230,103	583,566	2,126,286
Proceeds from convertible note payable, net of offering costs 250,000		171,531	757,810
Net loan proceeds from shareholder	-	1,473	1,473
Proceeds from note payable	-	-	153,233
Payments on notes payable	(2,389)	(42,190)	(45,050)
Payment on payable to related party for asset purchase	-	-	(116,500)
Proceeds from sales of common stock, but not yet issued	15,000	-	15,000
Net cash provided by financing activities	492,714	714,380	2,892,252
NET CHANGE IN CASH	(230,227)	228,555	-
CASH, beginning of period	230,227	1,672	-
CASH, end of period	$-	$230,227	$-

See accompanying notes to the financial statements

F8

	Year ended December 31,		June 7, 1999 (Inception) to December 31,
	2008	2007	2008
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$-	$-	$1,000
Issuance of common stock for retirement of debt	-		144,643
Increase (decrease) in Derivative liability	(81,353)	144,643	(63,290)
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	16,795	21,595
Issuance of common stock for pending stock subscriptions	-	-	153,220
Issuance of common stock for compensation	489,213	1,155,427	4,356,314
Stock issued for conversion of debenture	110,000	-	110,000

Supplemental cash flow disclosures:
Cash paid for interest	$101,618	$43,805	$156,095

See accompanying notes to the financial statements

F9

eTELCHARGE.COM

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of December 31, 2008, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

Impairment of Long-Lived Assets

eTelcharge reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  eTelcharge assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.  There was no impairment of long-lived assets for the year ending December 31, 2008.

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

F10

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

 Revenue Recognition

eTelcharge recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Non-refundable, one-time processing fee revenue from online merchants will be recognized using the straight-line method over the term of the online merchant agreement. Billing fee and service charge revenue from online merchants is recognized as online purchases from customers are processed and typically ranges from 3% to 4% of the purchase price, plus $0.15 to $0.25 per transaction and will be non-refundable. Customer fee revenue is recognized upon shipment by the online merchant to the customer, typically between 5% to 10% of the purchase price, and is refundable should the merchant approve a customer dispute. All funds will be remitted directly to eTelcharge. eTelcharge expects to enter into 2 to 3 year agreements with merchants. The direct costs of providing these services include a transaction charge by the carrier.

Stock-Based Compensation

eTelcharge issues restricted common stock as compensation to employees and outside consultants for services rendered. These shares are recorded at the fair value of the freely trading unrestricted common stock as measured on the date or dates the services were rendered.

F11

eTelcharge adopted the disclosure requirements of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Effective January 1, 2006, eTelcharge adopted SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period. Prior to January 2006, eTelcharge accounted for employee stock option grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.  eTelcharge issued 800,000 options to purchase shares during the year ended December 31, 2008, 3,600,000 options to purchase shares were cancelled and an additional 2,200,000 options to purchase shares were forfeited.  At December 31, 2008 options to purchase 20,010,000 shares are vested.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis.  For the years ended December 31, 2008 and December 31, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

    Recent Accounting Pronouncements

eTelcharge does not expect the adoption of recently issued accounting pronouncements to have a significant impact on eTelcharge’s results of operations, financial position or cash flow.

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $ 1,935,540 for the year ended December 31, 2008, has an accumulated deficit of $17,605,904 and a working capital deficit of $1,203,098.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008:

Description	Life	Amount
Computer equipment	3-5 years	$29,430
Office furniture and equipment	5 years	4,082
		33,512
Less: accumulated depreciation		(12,078)
		$21,434

Depreciation expense is recorded using the straight-line method and totaled $7,528 and $4,024 in fiscal 2008 and 2007, respectively.

NOTE 4 - ACCRUED COMPENSATION

During the year ended December 31, 2008, eTelcharge issued 9,596,070 shares of common stock valued at $489,212 to employees and consultants for services rendered.  Of the total amount issued, $395,778 was for current period services and $93,435 was for services performed in prior periods and was accrued at December 31, 2007.

As of December 31, 2008, the Company accrued $232,813 payable in cash and $20,596 payable in 2,350,000 shares of common stock for compensation for services rendered to the Company.

F12

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at December 31, 2008 and December 31, 2007 was $40,000 and $108,026, respectively.   In November 2008, the IRS filed a lien on all property and rights to property belonging to eTelcharge.com for the amount of this interest.

NOTE 6 – STOCK OPTIONS

As of December 31, 2008, there were 20,010,000 options outstanding, all of which were vested.  For the year ended December 31, 2008, the compensation expense for stock options was $173,350.   There were no stock options exercised during fiscal year ended December 31, 2008 and 2007. On July 24, 2008, 3,600,000 options were cancelled.  On the same date, the Board of Directors approved issuing the same number of options, at the current stock price, under a new stock compensation plan, contingent upon approval of the plan by the company’s shareholders.  The shareholders have not yet voted to approve this plan.

Stock Option Activity

The following is a summary of all stock option transactions for the year ended December 31, 2008:

Outstanding at December 31, 2007	25,010,000
Granted at market price	800,000
Cancelled or expired	(5,800,000)
Exercised	-
Outstanding at December 31, 2008	20,010,000

At December 31, 2008, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.

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

In July 2008, the Company borrowed another $250,000 under the Purchase Agreement.  During the period of June 27, 2008 through August 15, 2008 GGI converted a total of $110,000 of principal, leaving a net principal balance of $340,000 as of December 31, 2008.    At December 31, 2008, GGI has requested conversion of $10,000 (2,435,460 shares) which the Company has not granted.

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

The promissory note delivered by GGI to pay for the Debenture requires GGI to pay $250,000 per month beginning July 15, 2008, and bears interest at the rate of 8% per annum and is payable at maturity, January 31, 2012, with interest payable to eTelcharge monthly.  Interest on the Principal Amount of the Debenture is also payable monthly to GGI, at the rate of 7.75% per annum in cash, or at the option of the holder, in shares of eTelcharge’s common stock valued at the then applicable conversion price.  The maturity date of the Debenture is December 26, 2011. GGI failed to make the required payments from August 15, 2008 through the current date.  Additionally, GGI did not make the monthly interest payment due from October 1st through the current date.

F13

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2008, December 31, 2007 and December 28, 2007, the date of the agreement, was as follows:

	December 31, 2008	December 31, 2007	December 28, 2007
Net balance	$340,000	$200,000	$200,000
Less unamortized discount	127,976	144,642	144,845
Convertible debt	$212,024	$55,358	$55,155

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

F14

The fair value of the compound derivative embedded in the Debenture as of December 31, 2008, December 31, 2007 and December 28, 2007 determined using the lattice valuation model was based on the following management assumptions:

	December 31, 2008	December 31, 2007	December 28, 2007
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	220%	142%	142%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%	5%
eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below (starting at 0% increasing 2% per month to a maximum of 90%):	$0.15	$0.05	$0.05

Based on these management assumptions, the fair value of the embedded derivative as of December 31, 2008, December 31, 2007 and December 28, 2007 was calculated by management to be $127,976, $144,643 and $144,845, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.  At December 31, 2008, the Company’s derivative liability of $47,076  is carried at fair value measured on a recurring basis.  The fair value is determined based on Level 2 inputs as defined in the valuation hierarchy of SFAS 157.  Accordingly, the Company considers the financial assets and liabilities as reported in the Company’s financial statements to approximate their respective fair value.

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

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward is approximately $5,100,000 at December 31, 2008, and will expire in the years 2020 through 2028.

At December 31, 2008, deferred tax assets consisted of the following:

	December 31, 2008	December 31, 2007
Net operating losses	$1,734,000	$1,499,274
Less: valuation allowance	(1,734,000)	(1,499,274)
Net deferred tax asset	$-	$-

F15

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On February 2, 2009, the Company was named a defendant in a suit brought by Golden State Equity Investors (formerly known as Golden Gate Investors, Inc.) in the Superior Court of the State of California, County of San Diego, COMPLAINT FOR BREACH OF CONTRACT concerning that certain Debenture, Securities Purchase Agreement and Promissory Note by and between Golden Gate Investors, Inc. and the Company dated December 27, 2007.  The suit alleges the Company is in default of the agreement and seeks damages in the amount of $630,184.46, costs of suit incurred and attorneys' fees. There has been no action on the suit since it was filed.  The Company intends to vigorously defend the suit and asserts that the secured promissory note receivable dated December 27, 2007 from Golden Gate Investors, Inc. to the Company is in default.  It is the opinion of management this it is too early to make a determination of the outcome of the suit.  Therefore, no additional liability has been recorded in accordance with SFAS No. 5 “Accounting for Contingencies.”

The Department of the Treasury, Internal Revenue Service filed a Notice of Federal Tax Lien dated October 1, 2008 in the amount of $30,779.64

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

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At December 31, 2008, eTelcharge will be required to issue up to approximately 4,300,000 shares of common stock over the next 12 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

In February 2007, eTelcharge entered into a modified lease agreement extending the lease expiration to January 2010. The base rent under this agreement was $4,098 per month.

Under this lease, future minimum lease commitments at December 31, 2008 are as follows:

2009	$49,176
2010	$4,098

Rent expense totaled approximately $42,256 and $50,416 for each of the years ended December 31, 2008 and 2007, respectively.

In February 2009, eTelcharge and its landlord entered into an agreement whereby eTelcharge no longer leases the space referred to above.  In exchange for releasing eTelcharge from its lease, the landlord retained most of the furniture and equipment in the office space.  The company now rents another space on a month to month basis for $100 per month.

NOTE 10 - COMMON STOCK

Since inception and through December 31, 2008, the following share activity occurred:

	Shares	Amount
Shares for cash	90,415,257	$2,170,605
Shares for services	159,553,914	12,177,753
Shares for items paid on the Company’s behalf	11,327,134	243,548
Settlement of debt	50,000,000	800,000
Conversion of debenture to common stock	9,548,873	85,877
Shares for assets	12,800	4,800
Amortization of stock options	-	899,599
Share cancellation	(120,000)	-
Imputed interest	-	63,038
Totals	320,737,978 8880,878	$16,445,220

During the year ended December 31, 2008, eTelcharge issued 9,596,070 shares of common stock valued at $489,212 to employees and consultants for services rendered.  Of the total amount issued, $395,778 was for current period services and $93,435 was for services performed in prior periods and was accrued at December 31, 2007.

F16

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Company engaged Turner, Stone & Company, L.L.P. (TS) as the Company’s independent registered public accounting firm for the year ending December 31, 2008, on March 23, 2009. On April 12, 2008, the Company engaged the Accounting firm of Whitley

Penn LLP (WP). While WP performed accounting services including reviewing the Company’s quarterly financial reporting, it did not perform an audit.

During the years ended December 31, 2008 and December 31, 2007 and through March 23, 2009, neither the Company nor anyone on its behalf has consulted with TS with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that TS concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

In connection with the selection of TS, on March 23, 2009 the Audit Committee decided not to continue the engagement of WP as the

Company’s independent registered public accounting firm. The Company dismissed WP on March 23, 2009. The company had previously dismissed Malone and Bailey PC as the Company’s independent registered public accounting firm on April 12, 2008.

The reports of M&B on the Company’s financial statements for the years ended December 31, 2007 and December 31, 2006 did not contain an adverse opinion or a disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The reports did include an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the years ended December 31, 2007 and December 31, 2006 and through March 23, 2009, there were no disagreements (as defined in Item 304(a)(l)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with M&B or WP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&B or WP, would have caused M&B or WP to make reference to the subject matter of the disagreements in its reports on the financial statements for such years.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2008, we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Management conducted an assessment of the effectiveness of eTelcharge’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this assessment, management has determined that eTelcharge’s internal control over financial reporting as of December 31, 2007 was not effective.

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

Management identified the following internal control deficiencies during its assessment of our internal control over financial reporting as of December 31, 2008, that they considered to be, in the aggregate, a material weakness:

Lack of segregation of duties.  Due to our small employee base, it is difficult to effectively segregate accounting duties.  There were only 3 employees at 12/31/08, including our CEO and CFO, who are involved in the processing of transactions.  While we strive to segregate duties as much as practicable, budgetary considerations have not allowed the addition of more full time staff.  There is no certainty additional staff can be successfully hired.  As a result, this significant internal control deficiency has not been remediated as of the end of the period covered by this annual report, nor do we believe we will be able to remediate this weakness during the upcoming quarter or year.

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

Notwithstanding the material weaknesses identified by management, we believe that the financial statements and other financial information included in this report, fairly present in all material respects, the financial condition, results of operation and cash flows of eTelcharge as of, and for, the periods represented in this report.

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

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on their evaluation of our disclosure controls and procedures as of December 31, 2008, we concluded that such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Item 9B. Other Information.

 There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III – OTHER INFORMATION

Item 10. Directors, Executive Officers and Corporate Governance

 Executive Officers, Directors and Significant Employees

The following table sets forth information regarding our executive officers, directors and significant employees as of March 21, 2008:

Name	Age	Office

Robert M. Howe III	62	Chairman of the Board, President & CEO
Roger Wagner	44	Director
Thomas Jackson	37	Director
Robyn Priest	58	Sr. VP Finance and CFO
James T. Wilson	39	Sr. VP and Chief Technology Officer

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

JAMES T. WILSON  served as Senior VP and Chief Technology Officer from July 2007 until February 2009.  From December 2006 to December 2007, Mr. Wilson served as Director of Manufacturing at DualCor Technologies, where he ran the manufacturing division.  From April 2004 to December 2006, he served as Chief Technology Officer of Leading Technology Micro, a computer manufacturer.  From December 2001 to April 2004, Mr. Wilson served as Senior Director of Engineering at Systemax, a computer manufacturer. Mr. Wilson resigned in February 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities (each, a "Reporting Person"), to file with the SEC initial reports of ownership and reports of changes in beneficial ownership.  Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  No individual or entity who was a Reporting Person at any time during the fiscal year ended December 31, 2008 filed any such reports.  The chart below provides detail as to the delinquent reports.

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

Item 11. Executive Compensation

Compensation of Named Executive Officers

The following table sets forth the compensation paid during our fiscal years ended December 31, 2008 and 2007 to our Chief Executive Officer, our two most highly compensated executive officers other than our CEO, and our former Chief Executive Officer who served during this time period (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name, Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	All other Compensation	Total ($)
Robert M. Howe, Chairman of the BOD, President & CEO	2008	182,895					182,895
	2007	28,045(2)	10,000	407	422,098(3)		460,550
Robyn Priest, Sr. V.P. & CFO	2008	61,179					61,179
	2007	11,750(4)	1,000		165,644(5)	17,000(6)	178,394
James Wilson, Sr. V.P. and CTO	2008	93,923					93,923
	2007	33,125(7)	5,000		28,338(8)		66,463
Carl O. Sherman, President & CEO	2007	40,000(9)				25,000(10)	40,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	American Home Market 3811 Turtle Creek Blvd., Ste. 600, Dallas, TX 75252	33,333,334	10.39%
Common Stock	Roger Wagner (2)	29,848,044	9.31
Common Stock	Thomas Jackson	175,812	*
Common Stock	Rob Howe	20,090,833	6.26

Common Stock	All officers and directors as a group (consisting of 5 persons)	50,114,689	15.6

* Less than 1%

(1) Unless otherwise indicated, the address is c/o eTelcharge,124 Loftin Street, Suite 600, Cedar Hill , TX  75104.

(2) Includes 23,967,512  shares held individually and 5,880,532 shares held by his wife.

(3) Includes 20,000,000 options exercisable within 60 days.

(4) Includes 162,743 held by his wife, Michelle Sherman, 4,865,841 held jointly with his wife, and 8,032,615 held individually.

The following table provides the information indicated as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated (i) for all compensation plans previously approved by security holders, and (ii) all compensation plans not previously approved by security holders.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	20,010,000(1)	$.011	-0-
Total	20,010,000	$.011	-0-

(1) Shares issuable upon the exercise of outstanding employee stock options.

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

One of our directors, Roger Wagner, is the brother of Rodney Wagner, to whom eTelcharge issued an aggregate of 14,398,333 shares of Common Stock for $205,100 in cash pursuant to subscription agreements during fiscal 2008.

Rodney Wagner is also a party to three consulting agreements with eTelcharge, as follows:

Under the terms of the twelve month Marketing Consulting Contract dated May 16, 2008, Mr. Wagner provides information and media via a web-based forum communicating eTelcharge’s messages through audio and video news content to the business, financial and investing community in exchange for an aggregate of 4,000,000 shares of restricted Common Stock payable in four equal quarterly installments.  This contract is a renewal of the twelve month Marketing Consulting Contract dated May 16, 2007, where the same services were provided in exchange for an aggregate of 3,942,220 shares of restricted Common Stock payable in four equal quarterly installments.

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

During 1999, eTelcharge purchased proprietary rights from Consumer Data Solutions Corp. ("CDS"), which, at the time, had the same majority stockholder as eTelcharge, Carl Sherman.  This agreement requires eTelcharge to pay CDS for a period of 99 years, 3% of any and all income, less customary and normal business expenses associated with the usage of the purchased proprietary rights (which equates to 3% of net income of eTelcharge) beginning January 1, 2001.  These proprietary rights are not currently in use in any of the technology of eTelcharge, and no royalties were paid in fiscal 2008 or are anticipated to be paid in the future.

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

 Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Turner, Stone & Company, L.L.P. (Turner Stone) for the audit of eTelcharge’s annual financial statements for the year ended December 31, 2008, and Malone & Bailey PC (“Malone”) for the audit of eTelcharge’s annual financial statements for the year December 31, 2007, and fees billed for other services rendered by Malone during those periods.  It also presents fees for reviewing the quarterly financial statements..  This was performed by Malone and Bailey for 2007 and by Whitley Penn for 2008.

Fee Category	Year ended December 31, 2008	Year ended December 31, 2007
Audit fees	$36,709	$22,327
Audit-related fees	-0-	-0-
Tax fees	$2,059	$2,500
All other fees	-0-	-0-

(1)  Audit fees were principally for audit work performed on our annual financial statements ($15.000) and review of our interim financial statements ($21,709)

(2)  Neither Malone, Whitley Penn  nor Turner Stone provided any “audit-related fees” during the period.

(3)  Tax fees were for services related to preparation of federal income tax returns and state franchise tax returns.

(4)  Neither Malone, Whitley Penn nor Turner Stone provided any “other services” during the period.

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

•

All other services, which are generally all products and services which do not otherwise fall into the three categories described above.  We generally do not request any other services from Malone or Whitley Penn.

PART IV – OTHER INFORMATION

Item 15.   Exhibits, Financial Statement Schedules

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

Date: April __, 2009

/s/ Robert M. Howe III

By: Robert M. Howe III

Title: President and Chief Executive Officer

Date: April __, 2009

/s/ Robyn Priest

By: Robyn Priest

Title: Senior Vice President - Finance and Chief Financial Officer

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com, certify that:

1.

I have reviewed this Annual Report  on Form 10-K of eTelcharge.com;

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

Date: April 15, 2009

/s/ Robert M. Howe III

Robert M. Howe III

President and Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification

(Chief Financial Officer)

I, Robyn Priest, Senior Vice President - Finance and Chief Financial Officer of eTelcharge.com, certify that:

1.

I have reviewed this annual  report on Form 10-K of eTelcharge.com;

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

Date: April 15, 2009

/s/ Robyn Priest

Robyn Priest

Senior Vice President – Finance and Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATION

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

The Annual Report on Form 10-K of the Company for the year ended December 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2009

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

1.

The Annual Report on Form 10-K of the Company for the year ended Decemb er 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 15, 2009

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