Form 10-Q
period 2009-03-31
eTELCHARGE.COM
filed 2009-06-03
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

As of May 23, 2009 there were 320,737,978 outstanding shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

eTELCHARGE.COM (A Development Stage Company) BALANCE SHEETS
	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current assets:
Cash	$2,352	$-
Prepaid expenses and other current assets	1,111	1,111
Total current assets	3,463	1,111

Fixed assets, net of accumulated depreciation of $0 and $12,078, respectively	-	21,434
Deferred financing costs	20,014	21,719
Deposits	1,980	1,980
Total assets	$25,457	$46,244
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$298,950	$295,063
Payroll tax obligation	40,000	40,280
Accounts payable	599,420	589,615
Derivative liability	39,233	47,076
Current portion of notes payable	2,974	5,151
Cash received for stock purchased, but not yet issued	-	15,000
7.75% Convertible debenture, net of $120,133 and $127,976 discount, respectively	219,867	212,024
Total current liabilities	1,200,444
Long-term liabilities:
Notes payable	2,719	2,719
Total liabilities	1,203,163	1,206,928

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized, 320,737,978 and issued and outstanding	962,213	962,213
Common stock subscribed and paid but not yet issued	40,000	-
Additional paid-in capital	15,483,008	15,483,007
Deficit accumulated during the development stage	(17,662,927)	(17,605,904)
Total stockholders' deficit	(1,177,706)	(1,160,684)
Total liabilities and stockholders' deficit	$25,457	$46,244

See accompanying notes to the financial statements

F1

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended March 31,		June 7, 1999 (Inception) to March 31,
	2009	2008	2009
		Revenues, net	$17,567	$9,164	$174,743

		Operating expenses	49,507	582,684	17,530,132
		Loss from operations	(31,940)	(573,520)	(17,355,389)
		Other income	-	-	288,286
		Loss on extinguishment of debt, net	(16,983)	-	(310,603)
		Interest expense, net	(8,100)	(8,713)	(285,221)
		Net loss	$(57,023)	$(582,233)	$(17,662,927)
		Basic and diluted net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	320,737,978	320,737,978

F2

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended March 31,		June 7, 1999 (Inception) to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,023)	$(582,233)	$(17,662,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,705	8,088	150,493
Issuance of common stock for services	-	243,379	12,572,343
Issuance of stock options for services	-	88,850	899,600
Mark derivative instrument to market	-	(33,183)	(121,691)
Imputed interest	-	-	63,036
Loss on extinguishment of debt	16,983	-	310,603
Changes in:
Interest receivable	-	(4,559)	-
Prepaid expenses and other current assets	-	11,333	3,090
Accounts payable	9,805	59,084	599,420
Accrued expenses	8,340	36,200	303,403
Payroll tax obligation	(280)	(71,069)	40,000
Net cash used in operating activities	(20,470)	(244,110)	(2,842,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital lease obligation	-	-	8,911
Disposal of property and equipment	-	-	867
Purchase of property and equipment	-	(2,991)	(79,873)
Net cash used in investing activities	-	(2,991)	(70,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	50,000	2,126,286
Proceeds from convertible note payable (net of offering costs)	-	-	757,810
Proceeds from sales of common stock – not yet issued	25,000	-	40,000
Net loan proceeds from shareholder	-	-	1,473
Proceeds from note payable – other	-	-	153,233
Payments on notes payable-other	(2,177)	(1,109)	(47,224)
Payment on note payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	22,823	48,891	2,915,078
NET CHANGE IN CASH	2,353	(198,210)	2,353
CASH, beginning of period	-	230,227	-
CASH, end of period	$2,353	$32,017	$2,353

See accompanying notes to the financial statements

F3

	Three months ended March 31,		June 7, 1999 (Inception) to March 31,
	2009	2008	2009
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$-	$-	$1,000
Issuance of common stock for retirement of debt	-	-	144,643
Increase (decrease) in Derivative liability	(7,843)	-	55,447
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	-	21,595
Issuance of common stock for compensation	-	31,711	4,356,314
Issuance of common stock for pending stock subscriptions	-	-	153,220
Stock issued for conversion of debenture	110,000	-	110,000
Fixed assets exchanged for extinguishment of debt	21,434	-	21,434

Supplemental cash flow disclosures:
Cash paid for interest	$-	$31,398	$156,095

See accompanying notes to the financial statements

F4

eTELCHARGE.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of March 31, 2009, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited interim financial statements of eTelcharge have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in eTelcharge’s most recent Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the 10-K have been omitted.

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $57,023 for the three months ended March 31, 2009, has an accumulated deficit of $17,662,927 and a working capital deficit of approximately $1,197,000.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

Prior to February, 2009, eTelcharge leased 3,000 square feet of office space on a three-year lease expiring January 31, 2010 at 1636 N. Hampton Road, Suite 270, DeSoto, Texas 75115. In February, 2009, the landlord confiscated the office furniture and all equipment of eTelcharge in exchange for past and future unpaid rent. The Company has recognized a $16,983 loss on extinguishment of debt in the accompanying financial statements as a result of this event.

NOTE 4 - ACCRUED COMPENSATION

As of March 31, 2009, the Company had accrued $232,813 payable in cash and $20,596 payable in 2,350,000 shares of common stock for compensation for services rendered to the Company.

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at March 31, 2009 and December 31, 2008 was $40,000 and $40,280, respectively. In November 2008, the IRS filed a lien on all property and rights to property belonging to eTelcharge.com for the amount of this interest.

NOTE 6 – STOCK OPTIONS

As of March 31, 2009, there were 20,010,000 options outstanding, all of which were vested.  For the three months ended March 31, 2009,  no stock options were issued. There were no stock options exercised for the three months ended March 31, 2009 and 2008. On July 24, 2008, 3,600,000 options were cancelled.  On the same date, the Board of Directors approved issuing the same number of options, at the current stock price, under a new stock compensation plan, contingent upon approval of the plan by the company’s shareholders.  The plan was not approved by the Company’s shareholders.

F5

Stock Option Activity

The following is a summary of all stock option transactions for the three months ended March 31, 2009:

Outstanding at December 31, 2008	20,010,000
Granted at market price	-
Cancelled or expired	-
Exercised	-
Outstanding at March 31, 2009	20,010,000

At March 31, 2009, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.  For additional or supplemental information regarding the Company’s stock options, see our Form 10-K for the fiscal year ended December 31, 2008.

NOTE 7 – DERIVATIVES

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

 In July 2008, the Company borrowed another $250,000 under the Purchase Agreement.  During the period of June 27, 2008 through August 15, 2008 GGI converted a total of $110,000 of principal, leaving a net principal balance of $340,000 as of March 31, 2009. At March 31, 2009, GGI has requested conversion of $10,000 (2,435,460 shares) which the Company has not granted.

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

The promissory note delivered by GGI to pay for the Debenture requires GGI to pay $250,000 per month beginning July 15, 2008, and bears interest at the rate of 8% per annum and is payable at maturity, January 31, 2012, with interest payable to eTelcharge monthly.  Interest on the Principal Amount of the Debenture is also payable monthly to GGI, at the rate of 7.75% per annum in cash, or at the option of the holder, in shares of eTelcharge’s common stock valued at the then applicable conversion price.  The maturity date of the Debenture is December 26, 2011. GGI failed to make the required payments from August 15, 2008 through the current date. Additionally, GGI did not make the monthly interest payment due from October 1 through the current date.

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

F6

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of March 31, 2009, December 31, 2008 and December 28, 2007, the date of the agreement, was as follows:

	March 31, 2009	December 31, 2008	December 28, 2007
Net balance	$340,000	$340,000	$200,000
Less unamortized discount	120,133	127,976	144,845
Convertible debt	$219,867	$212,024	$55,155

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

F7

The fair value of the compound derivative embedded in the Debenture as of March 31, 2009, December 31, 2008 and December 28, 2007 determined using the lattice valuation model was based on the following management assumptions:

	March 31, 2009	December 31, 2008	December 28, 2007
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	220%	220%	142%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%	5%
eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below (starting at 0% increasing 2% per month to a maximum of 90%):	$0.15	$0.15	$0.05

Based on these management assumptions, the fair value of the embedded derivative as of March 31, 2009, December 31, 2008 and December 28, 2007 was calculated by management to be $120,133, $127,976 and $144,845, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.  At March 31, 2009 the Company’s derivative liability of $39,233 is carried at fair value measured on a recurring basis.  The fair value is determined based on Level 2 inputs as defined in the valuation hierarchy of SFAS 157.  Accordingly, the Company considers the financial assets and liabilities as reported in the Company’s financial statements to approximate their respective fair value.

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

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward at the effective Federal income rate of 34% is approximately $5,119,000 and $5,100,000 at March 31, 2009 and December 31, 2008, respectively, and will expire in the years 2020 through 2029.

At March 31, 2009 and December 31, 2008, deferred tax assets consisted of the following:

	March 31, 2009	December 31, 2008
Net operating losses	$5,119,000	$5,100,000
Less: valuation allowance	(5,119,000)	(5,100,000)
Net deferred tax asset	$-	$-

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

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At March 31, 2009, eTelcharge will be required to issue up to approximately 4,300,000 shares of common stock over the next 9 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

NOTE 10 - COMMON STOCK

Since inception and through March 31, 2009, the following share activity occurred:

	Shares	Amount
Shares for cash	90,415,257	$2,151,286
Shares for services	159,553,914	12,572,343
Shares for items paid on the Company’s behalf	11,327,134	243,548
Settlement of debt	50,000,000	800,000
Conversion of debenture to common stock	9,548,873	110,000
Shares for assets	12,800	4,800
Amortization of stock options	-	899,599
Share cancellation	(120,000)	-
Imputed Interest	-	63,038
Totals	320,737,978	$16,844,613

During the three months ended March 31, 2009, the Company received $25,000 of the monies due from previously subscribed stock subscriptions. The Company did not issue any additional shares of common stock during the quarter ended March 31, 2009.

The Company sold stock subscriptions during the year ended December 31, 2008, which if fully funded, would require the Company to issue common stock in excess of its currently authorized number of 400,000,000 shares. The Company plans to increase the number of authorized shares to 1 billion at its annual shareholders meeting to be held later in 2009.

F9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our financial statements and related notes, which are included in this filing, provide additional information relating to the following discussion of our financial condition, changes in financial condition and results of operations over the last two fiscal years.

Management’s discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Exchange Act, regarding future events or the future financial performance of eTelcharge that involve risk and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words such as “anticipates”, “believes”, “plans”, “expects”, “continue”, “will”, and similar expressions are intended to identify forward- looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operation results and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

Overview

eTelcharge was incorporated in Nevada in June 1999 to provide customers of online merchants the ability to charge their online purchases to their local telephone bill. In May of 2003, eTelcharge expanded its service by offering credit card processing for merchants and becoming a merchant service company.  eTelcharge has worked closely with the changes in service offerings of the telco operators in the US throughout its history.  As those offerings have changed, eTelcharge has sought to adapt its offerings to match the requirements of the telcos.  eTelcharge has endeavored to operate by selling its services to consumers and merchants making a profit on the transaction processing fees generated at the point of sale.  eTelcharge entered into an agreement with AT&T in February of 2006 for provision of billing and collection services which was amended in April 2006, and which allows it to process, subject to AT&T’s prior approval, non-credit card transactions for AT&T customers and have those transactions applied to their AT&T land-line telephone bills.  Under the April 2006 amendment, eTelcharge and AT&T entered into a trial of billing information and  entertainment type charges on the AT&T Telco End User monthly bill.  eTelcharge launched its new Version 2.0 software and procedures to the public in September 2007, and it continues to refine and extend its services under that Version.  In April of 2009 the company received an executed copy of a new contract with AT&T under which AT&T issues bills to, and collects revenues from, its End-User customers (“End Users”) who subscribe to local exchange telecommunications services from the AT&T ILECs.  The Services provided under this Agreement permit AT&T to issue bills to, and collect revenues from, End Users on behalf of eTelcharge. Services are limited to the billing and collection of those types of Customer/Client services and charges approved for billing.

eTelcharge will continue to promote consumer awareness of its brand and offers through the issuance of press releases to related trade publications, advertising in general interest media publications, print media and Internet media.

Results of Operations

Revenues

We are a development stage company and, as such, have generated nominal revenues.  Revenues were $17,567 for the three months ended March 31, 2009, as compared to $9,164 for the three months ended March 31, 2008, a 92%  increase.  This increase is due to more residual income caused by an increase in the transactions processed by our credit card merchants. We have generated $174,743 in revenues since our inception.

Operating Expenses

Operating expenses for the three months ended March 31, 2009, were $48,507 a decrease of $533,177, or 92%, as compared to $582,684 for the three months ended March 31, 2008.  The decrease primarily relates to a decrease in professional fees of approximately $406,000 and a decrease in compensation of approximately $99,000.

Net Loss

eTelcharge had a net loss of $57,023 for the three months ended March 31, 2009, a decrease of $525,210, or 91%, as compared to a net loss of $582,233 for the three months ended March 31, 2008.  The decreased loss primarily resulted from a decrease in the operating expenses as discussed above. Since inception, we have incurred a cumulative net loss of $17,662,927.  Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot be certain that we will achieve or maintain profitable operations in the future.

F10

Financial Condition

The following table sets forth certain relevant measures of our liquidity and capital resources:

Three months ended March 31, 2009
Cash and cash equivalents	$2,352
Current Assets	$3,463
Current liabilities	$1,200,444
Ratio of current assets to current liabilities	.00
Stockholders’ deficit per common share	$.06

At March 31, 2009, we had $2,352 in cash, an increase of $2,352, as compared to $0 at December 31, 2008.  This increase resulted from a decrease in cash used in operating activities and an increase in cash provided by financing activities.  Total cash proceeds, net of offering costs, for financing activities was $22,823 for the three months ended March 31, 2009, a decrease of $26,068, or 54%, as compared to $48,891 for the three months ended March 31, 2008.  The funds generated from financing activities during the three months ended March 31, 2009, were used mainly to fund operating expenses. Total cash proceeds, net of offering costs, for financing activities is $2,915,078 for the period from inception through March 31, 2009.

Our current liabilities decreased from $1,204,209 at December 31, 2008, to $1,200,444 at March 31, 2009, a decrease of .05%, primarily from a non-cash extinguishment of debt.

Historically, we have been dependent on financings to fund our development and working capital needs.  We do not expect to generate significant revenues from customers in the immediate future.  We believe our existing capital resources will not be sufficient to provide needed capital for three months.  Accordingly, if we do not raise additional funds from other sources, we would have to continue to severely diminish our operations or halt them entirely.  Additional financing may not be available to us on acceptable terms, or at all.

Due to our lack of capital and our need for working capital to continue our business plan, our independent registered public accountants issued a going concern qualification as part of their audit opinion of our financial statements for the year ended December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

F11

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based on this evaluation of our disclosure controls and procedures and on the material weakness disclosed in our December 31, 2008 Form 10-K, we concluded that such disclosure controls and procedures were ineffective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Department of the Treasury, Internal Revenue Service filed a Notice of Federal Tax Lien dated October 1, 2008 in the amount of $30,779.64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company did not issue any common stock.

During the three months ended March 31, 2009, $25,000 was received for the purchase of the Company’s common stock as part of various stock subscription agreements. None of the stock has been issued as of June 2, 2009.

Item 3. Defaults Upon Senior Securities

No senior securities exist.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.

Description

31.1

Rule 13a-14(a)/15d-14(a) Certification of Robert M. Howe III

32.1

Section 1350 Certification of Robert M. Howe III

F12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTELCHARGE.COM

(Registrant)

Date: June 2, 2009

/s/ Robert M. Howe III

By: Robert M. Howe III

Title: President and Chief Executive Officer

F13

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

Date: June 2, 2009

/s/ Robert M. Howe III

Robert M. Howe III

President and Chief Executive Officer

F14

Exhibit 32.1

SECTION 1350 CERTIFICATION

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

The Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 2, 2009

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

F15