Form 10-Q
period 2009-06-30
eTELCHARGE.COM
filed 2009-08-04
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

As of August 3, 2009 there were 320,737,978 outstanding shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

eTELCHARGE.COM (A Development Stage Company) BALANCE SHEETS
	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current assets:
Cash	$7,344	$-
Prepaid expenses and other current assets	1,111	1,111
Total current assets	8,455	1,111

Fixed assets, net of accumulated depreciation of $0 and $12,078, respectively	-	21,434
Deferred financing costs	18,309	21,719
Deposits	1,980	1,980
Total assets	$28,744	$46,244
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$304,882	$295,063
Payroll tax obligation	40,000	40,280
Accounts payable	586,465	589,615
Derivative liability	39,233	47,076
Current portion of notes payable	2,414	5,151
Cash received for stock purchased, but not yet issued	-	15,000
7.75% Convertible debenture, net of $120,133 and $127,976 discount, respectively	219,867	212,024
Total current liabilities	1,192,861
Long-term liabilities:
Notes payable	2,719	2,719
Total liabilities	1,195,580	1,206,928

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized, 320,737,978 and issued and outstanding	962,213	962,213
Common stock subscribed and paid but not yet issued	60,000	-
Additional paid-in capital	15,483,007	15,483,007
Deficit accumulated during the development stage	(17,672,056)	(17,605,904)
Total stockholders' deficit	(1,166,836)	(1,160,684)
Total liabilities and stockholders' deficit	$28,744	$46,244

See accompanying notes to the financial statements

F1

eTELCHARGE.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Six months ended		June 7, 1999
	June 30,		June 30,		(Inception) to
					June 30,
	2009	2008	2009	2008	2009

Revenues	$15,748	$9,164	$33,315	$26,890	$190,491
Operating expenses	18,946	582,684	68,453	1,051,922	17,549,078
Net loss from operations	(3,198)	(573,520)	(35,138)	(1,025,032)	(17,358,587)
Other income	-	-	-	-	288,286
Loss on extinguishment of debt, net	-	-	(16,983)	-	(310,603)
Interest expense, net	(5,931)	(8,713)	(14,031)	(20,718)	(291,152)
Net loss	$(9,129)	$(582,233)	$(66,152)	$(1,045,750)	$(17,672,056)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	320,737,978	320,737,978	320,737,978	289,441,951

F2

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended June 30,		June 7, 1999 (Inception) to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,152)	$(1,045,750)	$(17,672,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,410	16,542	152,198
Issuance of common stock for services	-	393,494	12,572,343
Issuance of stock options for services	-	144,817	899,600
Mark derivative instrument to market	-	830	(121,691)
Imputed interest	-	-	63,036
Loss on extinguishment of debt	16,983	-	310,603
Changes in:
Deferred acquisition fees	-	(230,000)
Interest receivable	-	(2,872)	-
Prepaid expenses and other current assets	-	16,897	3,090
Accounts payable	(3,150)	359,708	586,465
Accrued expenses	14,270	28,775	309,333
Payroll tax obligation	(280)	(72,323)	40,000
Net cash used in operating activities	(34,919)	(389,882)	(2,857,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital lease obligation	-	-	8,911
Disposal of property and equipment	-	-	867
Purchase of property and equipment	-	(2,991)	(79,873)
Net cash used in investing activities	-	(2,991)	(70,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	171,499	2,126,286
Proceeds from convertible note payable (net of offering costs)	-	-	757,810
Proceeds from sales of common stock – not yet issued	45,000	-	60,000
Net loan proceeds from shareholder	-	-	1,473
Proceeds from note payable – other	-	-	153,233
Payments on notes payable-other	(2,737)	(1,975)	(47,784)
Payment on note payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	42,263	169,524	2,934,518
NET CHANGE IN CASH	7,344	(223,349)	7,344
CASH, beginning of period	-	230,227	-
CASH, end of period	$7,344	$6,878	$7,344

See accompanying notes to the financial statements

F3

	Six months ended June 30,		June 7, 1999 (Inception) to June 30,
	2009	2008	2009
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$-	$-	$1,000
Issuance of common stock for retirement of debt	-	-	144,643
Increase (decrease) in derivative liability	(7,843)	830	(71,133)
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	-	21,595
Issuance of common stock for compensation	-	92,034	4,356,314
Issuance of common stock for pending stock subscriptions	-	-	153,220
Stock issued for conversion of debenture	-	5,000	110,000
Fixed assets exchanged for extinguishment of debt	21,434	-	21,434
Note payable issued for purchase of insurance		26,000	26,000

Supplemental cash flow disclosures:
Cash paid for interest	$-	$59,133	$156,095

See accompanying notes to the financial statements

F4

eTELCHARGE.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of June 30, 2009, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

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

Subsequent Events

In preparing the financial statements, eTelcharge has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 3, 2009.

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $66,152 for the six months ended June 30, 2009, has an accumulated deficit of $17,672,056 and a working capital deficit of approximately $1,184,000.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

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

NOTE 4 - ACCRUED COMPENSATION

As of June 30, 2009, the Company had accrued $232,813 payable in cash and $20,596 payable in 2,350,000 shares of common stock for compensation for services rendered to the Company.

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at June 30, 2009 and December 31, 2008 was $40,000 and $40,280, respectively. In November 2008, the IRS filed a lien on all property and rights to property belonging to eTelcharge.com for the amount of this interest.

NOTE 6 – STOCK OPTIONS

As of June 30, 2009, there were 20,010,000 options outstanding, all of which were vested.  For the six months ended June 30, 2009, no stock options were issued. There were no stock options exercised for the six months ended June 30, 2009 and 2008. On July 24, 2008, 3,600,000 options were cancelled.  On the same date, the Board of Directors approved issuing the same number of options, at

F5

the current stock price, under a new stock compensation plan, contingent upon approval of the plan by the Company’s shareholders.  The plan was not approved by the Company’s shareholders.

Stock Option Activity

The following is a summary of all stock option transactions for the six months ended June 30, 2009:

Outstanding at December 31, 2008	20,010,000
Granted at market price	-
Cancelled or expired	-
Exercised	-
Outstanding at June 30, 2009	20,010,000

At June 30, 2009, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.  For additional or supplemental information regarding the Company’s stock options, see our Form 10-K for the fiscal year ended December 31, 2008.

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

 In July 2008, the Company borrowed another $250,000 under the Purchase Agreement.  During the period of June 27, 2008 through August 15, 2008 GGI converted a total of $110,000 of principal, leaving a net principal balance of $340,000 as of June 30, 2009. At June 30, 2009, GGI has requested conversion of $10,000 (2,435,460 shares) which the Company has not granted.

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

F6

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of June 30, 2009, December 31, 2008 and December 28, 2007, the date of the agreement, was as follows:

	June 30, 2009	December 31, 2008	December 28, 2007
Net balance	$340,000	$340,000	$200,000
Less unamortized discount	120,133	127,976	144,845
Convertible debt	$219,867	$212,024	$55,155

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

F7

The fair value of the compound derivative embedded in the Debenture as of June 30, 2009, December 31, 2008 and December 28, 2007 determined using the lattice valuation model was based on the following management assumptions:

	June 30, 2009	December 31, 2008	December 28, 2007
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	220%	220%	142%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%	5%
eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below (starting at 0% increasing 2% per month to a maximum of 90%):	$0.15	$0.15	$0.05

Based on these management assumptions, the fair value of the embedded derivative as of June 30, 2009, December 31, 2008 and December 28, 2007 was calculated by management to be $120,133, $127,976 and $144,845, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157).  SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.  At June 30, 2009 the Company’s derivative liability of $39,233 is carried at fair value measured on a recurring basis.  The fair value is determined based on Level 2 inputs as defined in the valuation hierarchy of SFAS 157.  Accordingly, the Company considers the financial assets and liabilities as reported in the Company’s financial statements to approximate their respective fair value.

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

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward at the effective Federal income rate of 34% is approximately $5,122,000 and $5,100,000 at June 30, 2009 and December 31, 2008, respectively, and will expire in the years 2020 through 2029.

At June 30, 2009 and December 31, 2008, deferred tax assets consisted of the following:

	June 30, 2009	December 31, 2008
Net operating losses	$5,122,000	$5,100,000
Less: valuation allowance	(5,122,000)	(5,100,000)
Net deferred tax asset	$-	$-

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

The Department of the Treasury, Internal Revenue Service filed a Notice of Federal Tax Lien dated October 1, 2008 in the amount of $30,779.64.  The Company reached a payout agreement with the IRS and is paying the IRS $1,500 per month to eliminate this liability.

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

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At June 30, 2009, eTelcharge will be required to issue up to approximately 4,300,000 shares of common stock over the next 6 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

NOTE 10 - COMMON STOCK

Since inception and through June 30, 2009, the following share activity occurred:

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

During the six months ended June 30, 2009, the Company received $45,000 of the monies due from previously subscribed stock subscriptions. The Company did not issue any additional shares of common stock during the quarter ended June 30, 2009.

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

Results of Operations

Revenues

We are a development stage company and, as such, have generated nominal revenues.  Revenues were $33,315 for the six months ended June 30, 2009 as compared to $26,890 for the six months ended June 30, 2008, a 24%  increase.  This decrease is due to less residual income caused by an decrease in the transactions processed by our credit card merchants. We have generated $190,491 in revenues since our inception.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $68,453 which is a decrease of $983,469 or 93%  as compared to $1,051,922 for the six months ended June 30, 2008.  The decrease primarily relates to a decrease in professional, consulting fees and 2008 expenses related to acquisitions and business development.

Net Loss

eTelcharge had a net loss of $66,152 for the six months ended June 30, 2009, which is a decrease in the loss of $979,598 or 94% as compared to a net loss of $1,045,750 for the six months ended June 30, 2008.  The decreased loss primarily resulted from a decrease in the operating expenses as discussed above. Since inception, we have incurred a cumulative net loss of $17,670,351.  Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot be certain that we will achieve or maintain profitable operations in the future.

F10

Financial Condition

The following table sets forth certain relevant measures of our liquidity and capital resources:

Six months ended June 30, 2009
Cash and cash equivalents	$7,344
Current Assets	$8,455
Current liabilities	$1,192,861
Ratio of current assets to current liabilities	.00
Stockholders’ deficit per common share	$.06

At June 30, 2009, we had $7,344 in cash, an increase of $7,344, as compared to $0 at December 31, 2008.  This increase resulted from a decrease in cash used in operating activities and an increase in cash provided by financing activities.  Total cash provided by financing activities, net of offering costs, was $42,263 for the six months ended June 30, 2009, an increase of $127,261 or 119% as compared to cash used in financing activities of $169,524 for the six months ended June 30, 2008.  The funds generated from financing activities during the six months ended June 30, 2009 were used mainly to fund operating expenses. Total cash proceeds, net of offering costs, for financing activities is $2,934,518 for the period from inception through June 30, 2009.

Our current liabilities decreased from $1,204,209 at December 31, 2008, to $1,192,861 at June 30, 2009, a decrease of 1%, primarily from a non-cash extinguishment of debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

F11

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based on this evaluation of our disclosure controls and procedures and on the material weakness disclosed in our December 31, 2008 Form 10-K, we concluded that such disclosure controls and procedures were ineffective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Department of the Treasury, Internal Revenue Service filed a Notice of Federal Tax Lien dated October 1, 2008 in the amount of $30,780.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, the Company did not issue any common stock.

During the six months ended June 30, 2009, $45,000 was received for the purchase of the Company’s common stock as part of various stock subscription agreements. None of the stock has been issued as of August 3, 2009.

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

Date: August 3, 2009

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

Date: August 3, 2009

/s/ Robert M. Howe III

Robert M. Howe III

President and Chief Executive Officer

F14

Exhibit 32.1

SECTION 1350 CERTIFICATION

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

The Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 3, 2009

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