Form 10-K
eTELCHARGE.COM
filed 2009-11-12
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

Form 10-Q

For Period Ended: 09-30-2009

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

PART III — NARRATIVE

Part III--Narrative

Etelcharge.com is unable to file on time due to short-term lack of funds.  We expect to be able to file within the extension period.

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

Date  November 11, 2009

By ____//s// Robert M. Howe, III_______________

Robert M. Howe, III, CEO