Form 10-Q
period 2009-09-01
eTELCHARGE.COM
filed 2009-11-20
CIK 1112682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☐ Yes   ☒ No

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

As of November 19, 2009 there were 320,737,978 outstanding shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

eTELCHARGE.COM (A Development Stage Company) BALANCE SHEETS
	September 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current assets:
Cash	$6,257	$-
Prepaid expenses and other current assets	1,111	1,111
Total current assets	7,368	1,111

Fixed assets, net of accumulated depreciation of $0 and $12,078, respectively	-	21,434
Deferred financing costs	18,309	21,719
Deposits	1,980	1,980
Total assets	$27,657	$46,244
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$311,946	$295,063
Payroll tax obligation	40,000	40,280
Accounts payable	585,788	589,615
Derivative liability	39,233	47,076
Current portion of notes payable	2,414	5,151
Cash received for stock purchased, but not yet issued	-	15,000
7.75% Convertible debenture, net of $103,012 and $127,976 discount, respectively	236,988	212,024
Total current liabilities	1,216,369
Long-term liabilities:
Notes payable	2,719	2,719
Total liabilities	1,219,088	1,206,928

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock, $0.003 par value, 400,000,000 shares authorized, 320,737,978 and issued and outstanding	962,213	962,213
Common stock subscribed and paid but not yet issued	65,000	-
Additional paid-in capital	15,483,007	15,483,007
Deficit accumulated during the development stage	(17,701,651)	(17,605,904)
Total stockholders' deficit	(1,191,431)	(1,160,684)
Total liabilities and stockholders' deficit	$27,657	$46,244

See accompanying notes to the financial statements

F1

eTELCHARGE.COM
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended		Nine months ended		June 7, 1999
	September 30,		September 30,		(Inception) to
					September 30,
	2009	2008	2009	2008	2009

Revenues	$17,512	$9,997	$50,827	$36,887	$208,003
Operating expenses	23,851	762,953	93,764	1,814,875	17,572,930
Net loss from operations	(6,339)	(752,956)	(42937)	(1,777,988)	(17,364,927)
Other income	-	-	-	-	288,286
Loss on extinguishment of debt, net	-	-	(16,983)	-	(310,603)
Interest expense, net	(23,255)	(15,213)	(35,827)	(35,931)	(314,407)
Net loss	$(29,594)	$(768,169)	$(95,747)	$(1,813,919)	$(17,701,651)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding	320,737,978	304,561,443	320,737,978	295,600,790

F2

eTELCHARGE.COM
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Price per Share	Common Stock Subscribed	Amount	Number of Common Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances December 31, 2008 (audited)		3,000,000	$15,000	$320,737,978	$962,213	$15,483,007	$(17,605,904)	$(1,160,684)
Issuance of common stock for cash:	.003	-		-	-	-	-	-
Issuance of common stock for services	.005	10,000,000	50,000	-	-	-	-	50,000
Conversion of Debenture into common stock	-	-	-	-	-	-	-	-
Amortization of Stock Options issued to officers for services Effect of derivatives	-	-	-	-	-	-	-	-
Net loss		-	-	-	-	-	(95,747)	(95,747)
Balances, September 30, 2009 (unaudited)		13,000,000	$65,000	320,737,978	$962,213	$15,483,007	$(17,701,651)	$(1,191,431)

F3

eTELCHARGE.COM (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended September 30,		June 7, 1999 (Inception) to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(95,747)	$(1,813,919)	$(17,701,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	28,374	19,660	177,162
Issuance of common stock for services	-	395,777	12,572,343
Issuance of stock options for services	-	147,502	899,600
Mark derivative instrument to market	(7,843)	(81,173)	(129,534)
Imputed interest	-	-	63,036
Loss on extinguishment of debt	16,983	-	310,603
Changes in:
Interest receivable	-	(2,243)	-
Prepaid expenses and other current assets	-	16,199	3,090
Accounts payable	(3,827)	546,163	585,788
Accrued expenses	21,334	180,900	316,397
Payroll tax obligation	(280)	(72,323)	40,000
Net cash used in operating activities	(41,006)	(663,457)	(2,863,166)
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital lease obligation	-	-	8,911
Disposal of property and equipment	-	-	867
Purchase of property and equipment	-	(2,991)	(79,873)
Net cash used in investing activities	-	(2,991)	(70,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	-	205,100	2,126,286
Proceeds from convertible note payable (net of offering costs)	-	-	757,810
Proceeds from sales of common stock – not yet issued	50,000	-	65,000
Net loan proceeds from shareholder	-	250,000	1,473
Proceeds from note payable – other	-	-	153,233
Payments on notes payable-other	(2,737)	(2,956)	(47,784)
Payment on note payable to related party for asset purchase	-	-	(116,500)
Net cash provided by financing activities	47,263	452,144	2,939,518
NET CHANGE IN CASH	6,257	(214,304)	6,257
CASH, beginning of period	-	230,227	-
CASH, end of period	$6,257	$15,923	$6,257

See accompanying notes to the financial statements

F4

	Nine months ended September 30,		June 7, 1999 (Inception) to September 30,
	2009	2008	2009
Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for receivable from shareholder	$-	$-	$1,000
Issuance of common stock for compensation	-	93,435	4,356,314
Increase (decrease) in derivative liability	(7,843)	(81,173)	55,447
Issuance of payable to related party in exchange for proprietary rights	-	-	116,500
Property and equipment acquired through issuance of common stock	-	-	4,800
Issuance of common stock for pending stock subscriptions	-	-	153,220
Common stock issued for conversion of debenture	110,000	800,000	910,000
Fixed assets exchanged for extinguishment of debt	21,434	-	21,434
Note payable issued for purchase of insurance		15,633	-

Supplemental cash flow disclosures:
Cash paid for interest	$-	$92,248	$156,095

See accompanying notes to the financial statements

F5

eTELCHARGE.COM

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

eTelcharge.com (“eTelcharge” or the “Company”) was incorporated in Nevada on June 7, 1999. eTelcharge was formed for the purpose of providing an internet credit option for online shoppers to charge items sold over the Internet to their telephone bill. As of September 30, 2009, eTelcharge has not commenced significant operations. eTelcharge is in the process of raising financing to fund future operations and marketing of its product to target customers. As such, eTelcharge is considered to be in the development stage.

Basis of Presentation

The accompanying unaudited interim financial statements of eTelcharge have been prepared in accordance with accounting principles generally accepted (GAAP) in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in eTelcharge’s most recent Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the 10-K have been omitted.

 Subsequent Events

In preparing the consolidated financial statements, eTelcharge has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 19, 2009.

Fair Value of Financial Instruments

 The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually.  The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements, which includes property and equipment, investments carried at cost, deposits and other assets.  Impairment analyses will be made of all assets using fair value measurement.

Assets and liabilities measured at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by generally accepted accounting principles and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 – Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•

Quoted prices for similar assets or liabilities in active markets;

•

Quoted prices for identical or similar assets in non-active markets;

•

Inputs other than quoted prices that are observable for the assets or liability; and

•

Inputs that are derived principally from or corroborated by other observable market data.

Level 3 – Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Cash, accounts receivable and payable, amounts, accrued expenses and other current liabilities are carried at book value amounts which approximate fair value due to the short-term maturity of these instruments.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for a fair value on a recurring basis as of September 30, 2009, according to the valuation techniques the Company used to determine their fair values.

F6

Assets:

	For Identical Assets	Observable Inputs	Unobservable Inputs	Total
	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,257	$-	$-	$6,257
Derivative liability	-	39,233	-	39,233
Convertible debenture	-	-	236,988	236,988
	$6,257	$39,233	$236,988	$282,478

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, eTelcharge incurred a net loss of $95,747 for the nine months ended September 30, 2009, has an accumulated deficit of $17,701,651 and a working capital deficit of approximately $1,209,000.  These conditions raise substantial doubt as to eTelcharge's ability to continue as a going concern.  Management is trying to raise additional capital through financing and further development and marketing of its products and services in order to generate revenue.  The financial statements do not include any adjustments that might be necessary if eTelcharge is unable to continue as a going concern.

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

NOTE 4 - ACCRUED COMPENSATION

As of September 30, 2009, the Company had accrued $232,813 payable in cash and $20,596 payable in 2,350,000 shares of common stock for compensation for services rendered to the Company.

NOTE 5 - PAYROLL TAX OBLIGATION

During 2007, the Company remitted previously unpaid Federal and State employer and employee payroll taxes for the years 2001 through mid-2007. In March 2008, the Company received an abatement of penalties on this obligation and, as a result, wrote-off accrued penalties of $68,026.  The Company has recorded accrued interest from the date the taxes were due, through the date the taxes were paid. The total amount recorded for this obligation at September 30, 2009 and December 31, 2008 was $40,000 and $40,280, respectively. In November 2008, the IRS filed a lien on all property and rights to property belonging to eTelcharge.com for the amount of this interest.

NOTE 6 – STOCK OPTIONS

As of September 30, 2009, there were 20,010,000 options outstanding, all of which were vested.  For the nine months ended September 30, 2009, no stock options were issued. There were no stock options exercised for the nine months ended September 30, 2009 and 2008. On July 24, 2008, 3,600,000 options were cancelled.  On the same date, the Board of Directors approved issuing the same number of options, at the current stock price, under a new stock compensation plan, contingent upon approval of the plan by the company’s shareholders.  The plan was not approved by the Company’s shareholders.

F7

Stock Option Activity

The following is a summary of all stock option transactions for the nine months ended September 30, 2009:

Outstanding at December 31, 2008	20,010,000
Granted at market price	-
Cancelled or expired	-
Exercised	-
Outstanding at September 30, 2009	20,010,000

At September 30, 2009, the Company had no stock options outstanding for which the exercise price was lower than the market value of the Company’s common stock.  For additional or supplemental information regarding the Company’s stock options, see our Form 10-K for the fiscal year ended December 31, 2008.

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

 In July 2008, the Company borrowed another $250,000 under the Purchase Agreement.  During the period of June 27, 2008 through August 15, 2008 GGI converted a total of $110,000 of principal, leaving a net principal balance of $340,000 as of September 30, 2009. At September 30, 2009, GGI has requested conversion of $10,000 (2,435,460 shares) which the Company has not granted.

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

F8

eTelcharge has identified that the Debenture contains more than one embedded derivative feature which GAAP requires to be accounted for as derivatives.  The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debenture; (2) the put options to redeem the debenture after an event of default or failure to deliver stock; and (3) the call option to prepay the debenture subsequent to a conversion request when the VWAP is below $0.05. These embedded derivatives have been bifurcated from the host debt contract and accounted for as derivative liabilities in accordance with EITF 00-19.  Since multiple derivatives exist within the Debenture, they have been bundled together as a single hybrid compound instrument in accordance with GAAP.  The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception.

The impact of the application of GAAP and EITF 00-19 on the balance sheet as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008
Net balance	$340,000	$340,000
Less unamortized discount	103,012	127,976
Convertible debt	$236,988	$212,024

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

The fair value of the compound derivative embedded in the Debenture as of September 30, 2009 and December 31, 2008 was determined using the lattice valuation model was based on the following management assumptions:

	September 30, 2009	December 31, 2008
Assumptions:
The price of the eTelcharge’s common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	220%	220%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%
eTelcharge would redeem the Debenture if eTelcharge’s common stock price is below (starting at 0% increasing 2% per month to a maximum of 90%):	$0.15	$0.15

F9

Based on these management assumptions, the fair value of the embedded derivative as of September 30, 2009 and December 31, 2008 was calculated by management to be $103,012 and $127,976, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

NOTE 8 - INCOME TAXES

eTelcharge uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. eTelcharge has incurred significant net losses in past years and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The difference between the statutory tax rate and the effective tax rate relates to the valuation allowance applied against the deferred tax assets generated from net operating losses. The cumulative net operating loss carry-forward at the effective Federal income rate of 34% is approximately $1,767,000 and $1,734,000  at September 30, 2009 and December 31, 2008, respectively, and will expire in the years 2020 through 2029.

At September 30, 2009 and December 31, 2008, deferred tax assets consisted of the following:

	September 30, 2009	December 31, 2008
Net operating losses	$1,764,000	$1,734,000
Less: valuation allowance	(1,764,000)	(1,734,000)
Net deferred tax asset	$-	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On February 2, 2009, the Company was named a defendant in a suit brought by Golden State Equity Investors (formerly known as Golden Gate Investors, Inc.) in the Superior Court of the State of California, County of San Diego, COMPLAINT FOR BREACH OF CONTRACT concerning that certain Debenture, Securities Purchase Agreement and Promissory Note by and between Golden Gate Investors, Inc. and the Company dated December 27, 2007.  The suit alleges the Company is in default of the agreement and seeks damages in the amount of $630,184.46, costs of suit incurred and attorneys' fees. There has been no action on the suit since it was filed.  The Company intends to vigorously defend the suit and asserts that the secured promissory note receivable dated December 27, 2007 from Golden Gate Investors, Inc. to the Company is in default.  It is the opinion of management this it is too early to make a determination of the outcome of the suit.  Therefore, no additional liability has been recorded in accordance with GAAP.

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

eTelcharge has several agreements with employees and consultants that require eTelcharge to issue shares of common stock if the agreements are fulfilled by the employees and consultants.  At September 30, 2009, eTelcharge will be required to issue up to approximately 4,300,000 shares of common stock over the next 3 months under existing agreements.

eTelcharge is obligated to issue 10,000 shares of common stock to each director each year for director services provided to eTelcharge.  eTelcharge typically has four directors.

NOTE 10 - COMMON STOCK

Since inception and through September 30, 2009, the following share activity occurred:

During the nine months ended September 30, 2009, the Company received $50,000 of the monies due from previously subscribed stock subscriptions. The Company did not issue any additional shares of common stock during the quarter ended September 30, 2009.

F10

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

Results of Operations

Revenues

We are a development stage company and, as such, have generated nominal revenues.  Revenues were $50,827 for the nine months ended September 30, 2009 as compared to $36,887 for the nine months ended September 30, 2008, a 38% increase.  This increase is due to more residual income caused by an increase in the transactions processed by our credit card merchants. We have generated $190,436 in revenues since our inception.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $93,764 which is a decrease of $1,721,111 or 95% as compared to $1,814,875 for the nine months ended September 30, 2008.  The decrease primarily relates to a decrease in professional, consulting fees and 2008 expenses related to acquisitions and business development.

Net Loss

eTelcharge had a net loss of $95,747 for the nine months ended September 30, 2009, which is a decrease in the loss of $1,718,172 or 95% as compared to a net loss of $1,813,919 for the nine months ended September 30, 2008.  The decreased loss primarily resulted from a decrease in the operating expenses as discussed above. Since inception, we have incurred a cumulative net loss of $17,701,651.  Our ability to operate profitably depends on generating sales and achieving sufficient gross profit margins.  We cannot be certain that we will achieve or maintain profitable operations in the future.

F11

Financial Condition

The following table sets forth certain relevant measures of our liquidity and capital resources:

Nine months ended September 30, 2009
Cash and cash equivalents	$6,257
Current Assets	$7,368
Current liabilities	$1,216,369
Ratio of current assets to current liabilities	.01
Stockholders’ deficit per common share	$.00

At September 30, 2009, we had $6,257 in cash, an increase of $6,257, as compared to $0 at December 31, 2008.  This increase resulted from a decrease in cash used in operating activities.  Total cash provided by financing activities, net of offering costs, was $47,263 for the nine months ended September 30, 2009, a decrease of $404,881 or 90% as compared to cash provided in financing activities of $452,144 for the nine months ended September 30, 2008.  The funds generated from financing activities during the nine months ended September 30, 2009 were used mainly to fund operating expenses. Total cash proceeds, net of offering costs, for financing activities is $2,939,518 for the period from inception through September 30, 2009.

Our current liabilities increased from $1,204,209 at December 31, 2008, to $1,216,369 at September 30, 2009, a increase of 1%, primarily from accrued expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based on this evaluation of our disclosure controls and procedures and on the material weakness disclosed in our December 31, 2008 Form 10-K, we concluded that such disclosure controls and procedures were ineffective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

F12

On February 2, 2009, the Company was named a defendant in a suit brought by Golden State Equity Investors (formerly known as Golden Gate Investors, Inc.) in the Superior Court of the State of California, County of San Diego, COMPLAINT FOR BREACH OF CONTRACT concerning that certain Debenture, Securities Purchase Agreement and Promissory Note by and between Golden Gate Investors, Inc. and the Company dated December 27, 2007.  The suit alleges the Company is in default of the agreement and seeks damages in the amount of $630,184.46, costs of suit incurred and attorneys' fees. There has been no action on the suit since it was filed.  The Company intends to vigorously defend the suit and asserts that the secured promissory note receivable dated December 27, 2007 from Golden Gate Investors, Inc. to the Company is in default.  It is the opinion of management this it is too early to make a determination of the outcome of the suit.  Therefore, no additional liability has been recorded in accordance with GAAP.

The Department of the Treasury, Internal Revenue Service filed a Notice of Federal Tax Lien dated October 1, 2008 in the amount of $30,780.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, the Company did not issue any common stock.

During the nine months ended September 30, 2009, $50,000 was received for the purchase of the Company’s common stock as part of various stock subscription agreements. None of the stock has been issued as of November 19, 2009.

Item 3. Defaults Upon Senior Securities

No senior securities exist.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.

Date

Description

2.0

April 27, 2000

Articles of Incorporation and Bylaws

31.1

Rule 13a-14(a)/15d-14(a) Certification of Robert M. Howe III

32.1

Section 1350 Certification of Robert M. Howe III

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eTELCHARGE.COM

(Registrant)

Date: November 19, 2009

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

Date: November 19, 2009

/s/ Robert M. Howe III

Robert M. Howe III

President and Chief Executive Officer

F14

Exhibit 32.1

SECTION 1350 CERTIFICATION

(Chief Executive Officer)

I, Robert M. Howe III, President and Chief Executive Officer of eTelcharge.com (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

The Quarterly Report on Form 10-Q of the Company for the quarter ended  September 30, 2009 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2009

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