Form 10-K
period 2009-12-31
eTELCHARGE.COM
filed 2010-04-01
CIK 1112682

SEC FILE NUMBER 000-30479
CUSIP NUMBER: 29759M103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

NOTIFICATION OF LATE FILING

(Check one):  ☐ Form 10-K  ☐ Form 20-F  ☐ Form 11-K  ☐ Form 10-Q  ☐ Form 10-D  ☐ Form N-SAR

        ☐ Form N-CSR

For Period Ended:	December 31, 2009

☐Transition Report on Form 10-K

☐Transition Report on Form 20-F

☐Transition Report on Form 11-K

☐Transition Report on Form 10-Q

☐Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A

PART I – REGISTRANT INFORMATION
eTelcharge.com
Full Name of Registrant

Former Name if Applicable
124 Loftin Street Suite 600
Address of Principal Executive Office (Street and Number)
Cedar Hill, Texas 75104
City, State and Zip Code
PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☐ (a) The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.
PART III — NARRATIVE
State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

eTelcharge.com (the “Company”) was unable to file its Form 10-KSB for the year ended December 31, 2009 (“fiscal 2009”) within the prescribed time period because the Company is experiencing delays in the collection and compilation of certain information which the Company believes is required to be included in the Form 10-KSB.

PART IV — OTHER INFORMATION
(1) Name and telephone number of person to contact in regard to this notification
Robert M. Howe III, President and Chief Executive Officer	(972)	298-3800
(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed ? If answer is no, identify report(s).

Yes ☐  No ☐

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof ?

Yes☐    No☐

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

eTelcharge.com

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.
Date	April 1, 2010	By	//s// Robert M. Howe, III
Robert M. Howe III, President & Chief Executive Officer

2